Form 10QSB
period 2003-03-31
W CANDY INC
filed 2003-05-14
CIK 1213902

OMB APPROVAL
OMB Number: 3235-0416
Expires: July 31,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
W Candy, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 56-2301903 (IRS Employer Identification No.)

10550 Pebble Cove Lane, Boca Raton, Florida 33498 (Address of principal executive offices)

561-487-2727 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

(unaudited)

ASSETS
Current Assets
Cash	$ 49,764
Total Assets	$ 49,764

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Preferred Stock, $.001 par value, authorized, issued and outstanding 1,000,000 Common Stock, $ .001 par value, authorized 10,000,000 shares, 1,626,000 issued and outstanding	$1,000 $ 1,626
Additional paid in capital	$ 73,874
Deficit Accumulated in development stage	$ (26,736)
Total Stockholders Equity	$ 49,764.
Total Liabilities and Stockholders Equity	$ 49,764.

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2003

(unaudited)

Three Months ended March 31, 2003
Revenue	-0-
Expenses	$8,076
Net Income (Loss)	$ (8,076)
Net Income per weighted average shares	$(.01)
Weighted average of shares	1,626,000

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED

MARCH 31, 2003

(unaudited)

	Common Stock Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid in capital	Deficit Development stage	Total Stockholders equity
Balance December 31, 2002	1,626,000	1,000,000	1,626	1,000	73,874	(18,660)	57,840
Net (loss) March 31, 2003	-0-	-0-	-0-	-0-	-0-	(8,076)	(8,076)
Balance March 31, 2003	1,626,000	1,000,000	1,626	1,000	73,874	(26,736)	49,764

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2003

(unaudited)

Three Months ended March 31, 2003
Cash Flows from operations: Net income (loss)	$(8,076)

Net cash provided for operations	$(8,076)
Cash flows from financing activities: Preferred stock issued to founder Issuance of common stock	-0- -0-
Net increase (decrease) in cash	$(8,076)
Cash beginning	$57,840
Cash ending	$49,764

SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on October 22, 2002.

The Company is in the development stage. The Company plans to develop distribution channels in the candy and confections marketplace utilizing traditional formats as via the World Wide Web. The Company currently has no operations.

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. These expenses are incurred by management without any expectation of reimbursement. When operation commence the company will be directly responsible for its operational expenses

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual yearend.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At March 31, 2003, there is no concentration of credit risk from uninsured bank balances

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment of Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002.

This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of these provisions to have a material impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, A Accounting for Income Taxes@ .. Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

W-Candy established for the purpose of creating a national candy and confections wholesale distributorship. The company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well via the World Wide Web. Currently we have purchased a domain name called www.w-candy.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e commerce website is constructed.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.

Item 3.    Controls and Procedures

In the quarter ended March 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter

CERTIFICATION

I, Brian Shenkman, President of W Candy, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of W Candy, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  May 9, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brian Shenkman (Registrant)
Date: May 9, 2003	/s/ Brian Shenkman___________ (Signature)*
Brian Shenkman, President