Form 10QSB
period 2003-06-30
W CANDY INC
filed 2003-08-13
CIK 1213902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2003

(unaudited)

ASSETS
Current Assets	June 30, 2003	Year end December 31, 2002 (Audited)
Cash	$ 49,764	57,840
Total Assets	$ 49,764	57,840

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-	$ -0-
Stockholders Equity Preferred Stock, $ .001 par value, authorized, issued and outstanding 1,000,000 Common Stock, $.001 par value, authorized 10,000,000 issued and outstanding 1,626,000	$1,000 $1,626	$1,000 $1,626
Additional paid in capital	$ 73,874	$ 73,874
Accumulated deficit during development stage	(26,736)	(18,660)
Total Stockholders Equity	$ 49,764	$57,840
Total Liabilities and Stockholders Equity	$ 49,764	$57,840

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

SIX MONTHS ENDING

June 30, 2003

(unaudited)

	Six Months ending June 30, 2003	Three Months ending June 30, 2003	Operations from October 22, 2002 (Inception) to December 31, 2002
Revenue	$ -0-	$ -0-	$ -0-
Expenses	$ 8,076	$ -0-	$18,660
Net Income (Loss)	$ (8,076)	$ -0-	$(18,660)
Net Income per weighted average shares	$ 0.01	$ 0.01	$ 0.01
Weighted average of shares	1,626,000	1,626,000	1,626,000

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

SIX MONTHS ENDING

June 30, 2003

(unaudited)

	Common Stock Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid in capital	Deficit Development stage	Total Stockholders equity
Beginning Balance October 22, 2002 (Inception)	-0-	-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Issuance of Preferred stock to founder at $.005 per share	-0-	1,000,000	-0-	1,000	4,000	$-0-	5,000
Issuance of common stock for cash	1,426,000	-0-	1,426	-0-	69,874	-0-	71,300
Issuance of common stock for services	200,000	-0-	200	-0-	-0-	-0-	200
Net Loss from Inception through December 31, 2002	-0-	-0-	-0-	-0-	-0-	(18,660)	(18,660)
Balance December 31, 2003	1,626,000	1,000,000	1,626	1,000	73,874	(18,660)	57,840
Net (loss) six months ending June 30, 2003	-0-	-0-	-0-	-0-	-0-	(8,076)	(8,076)
Balance June 30, 2003	1,626,000	1,000,000	1,626	1,000	-0-	(8,076)	49,764

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED

JUNE 30, 2003

(unaudited)

	Six Months Ending June 30, 2003	Operations from October 22, 2002 (Inception) to December 31, 2002
Cash Flows from operations: Net income (loss)	$ (8,076)	$(18,660)
Common stock issued for services		200
Net cash provided used for operations	(8,076)	(18,660)
Cash flows from financing activities: Preferred stock issued to founder Issuance of common stock		5,000 71,300
Net increase (decrease) in cash	(8,076)	57,840
Cash beginning	$57,840	-0-
Cash ending	$49,764	$57,840

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

Cash and equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At June 30, 2003, there is no concentration of credit risk from uninsured bank balances

Accounting Pronouncements

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

Item 3.    Controls and Procedures

In the quarter ended June 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 6. Exhibits
Exhibit Number	Document Description
10	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
11	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brian Shenkman (Registrant)
Date: August 12, 2003	/s/ Brian Shenkman___________ (Signature)*
Brian Shenkman, President