Form 10QSB
period 2003-09-30
W CANDY INC
filed 2003-11-13
CIK 1213902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2003

(unaudited)

ASSETS
Current Assets	September 30, 2003	Year end December 31, 2002 (Audited)
Cash	$ 36,650	57,840
Total Assets	$ 36,650	57,840

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-	$ -0-
Stockholders Equity Preferred Stock, $ .001 par value, authorized, issued and outstanding 1,000,000 Common Stock, $.001 par value, authorized 10,000,000 issued and outstanding 1,626,000	$1,000 $1,626	$1,000 $1,626
Additional paid in capital	$ 73,874	$ 73,874
Accumulated deficit during development stage	(39,850)	(18,660)
Total Stockholders Equity	$ 36,650	$57,840
Total Liabilities and Stockholders Equity	$ 36,650	$57,840

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

NINE MONTHS ENDING

September 30, 2003

(unaudited)

	Nine Months ending September 30, 2003	Three Months ending September 30, 2003	Operations from October 22, 2002 (Inception) to September 30, 2003
Revenue	$ -0-	$ -0-	$ -0-
Expenses	$ 21,190	$ 13,114	$39,850
Net Income (Loss)	$ (21,190)	$(13,114)	$(39,850)
Net Income per weighted average shares	$ (0.01)	$ (0.01)	$ (0.02)
Weighted average of shares	1,626,000	1,626,000	1,626,000

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED

SEPTEMBER 30, 2003

(unaudited)

	Nine Months Ending September 30, 2003	Operations from October 22, 2002 (Inception) to September 30, 2003
Cash Flows from operations: Net income (loss)	$ (21,190)	$(39,850)
Common stock issued for services		200
Net cash provided used for operations	(21,190)	(39,650)
Cash flows from financing activities: Preferred stock issued to founder Issuance of common stock		5,000 71,300
Net increase (decrease) in cash	(21,190)	36,650
Cash beginning	$49,764	-0-
Cash ending	$36,650	$36,650

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

Cash and equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At September 30, 2003, there is no concentration of credit risk from uninsured bank balances

Accounting Pronouncements

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

Item 3.    Controls and Procedures

In the quarter ended September 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

/s/ Brian Shenkman (Registrant)
Date: November 13, 2003	/s/ Brian Shenkman___________ (Signature)*
Brian Shenkman, President