Form 10KSB
period 2003-12-31
W CANDY INC
filed 2004-03-30
CIK 1213902

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission file number

W Candy, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization)	56-2301903 (IRS Employer Identification No.)
10550 Pebble Cove Lane, Boca Raton, Florida 33498 (Address of principal executive offices)

561-487-2727 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value (Title of class)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Revenue for the fiscal year ended December 31, 2003 is $0.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003.

No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

The number of shares outstanding of each of the registrants classes of common stock as of December 31, 2003 was 1,626,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	3
ITEM 2. DESCRIPTION OF PROPERTY	3
ITEM 3. LEGAL PROCEEDINGS	3
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	3

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	5
ITEM 7. FINANCIAL STATEMENTS	9
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE	16

PART III
Signatures	19

Item 1. Description of Business

W-Candy, Inc, Candy, Inc. ("W-Candy") was incorporated in October 2002 in the state of Florida. W-Candy, was established for the purpose of creating a national candy and confections wholesale distributorship. The company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well via the World Wide Web.

Initially we expect to operate utilizing traditional cash and carry distribution channels. Our President has experience operating in this capacity. Currently there are an ever-expanding number of retailers who carry an assortment of candy and confection items. However the landscape is littered with distributors, representing a fragmented industry. Presently no major player has established themselves as the dominant force in this arena, in the South East U.S.

The company will begin operations by launching an online wholesale Web site within the first few months of operation. Ultimately the mission is to develop on online forum for the distribution of candy and confections.

We plan to develop a website where individuals can purchase candy in an online marketplace.

However, currently we do not have operations, website or revenue sources. We purchased the domain name for our website, which is www.w-candy.com and entered in a contract with a web hosting service provider. We have developed an initial welcome home page for our visitors until an e commerce website is constructed. Our estimated costs for our first year of operations will be an estimated $28,000 to $30,000.

Item 2. Description of Property

We are presently using office space provided by our President, Brian Shenkman, without charge at 10550 Pebble Cove Lane, Boca Raton, Florida 33498. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve W-CANDY, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters

  Market Information

  Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTCBB, once our registration statement has cleared comments from the Securities and Exchange Commission, if ever. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed. In the event of this registration statement being cleared from comments by the Securities and Exchange Commission, we plan to enlist a market maker to file an application in order to have our stock quoted on the OTC Bulletin Board.

  Holders

  As of December 31 2003, there were approximately 32 holders of record of our common stock

  Dividends

  We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant

  Recent Sales of Unregistered Securities

From October 2002 through December 2002, we issued 1,000,000 shares of our series a convertible preferred stock to our founder, Brian Shenkman, at $.005, for an aggregate amount of $5,000.00. We issued 200,000 shares of our common stock at par value for services rendered to Monahan Consulting, Inc. for assistance in the development of the Company business plan and corporate governess on November 8th 2002. Beginning November 15th 2002, we issued 1,426,000 shares of our common stock at a price of $.05 per share or aggregate cash proceeds of $71,300 to 30 investors, of which 22 persons were of accredited status and 5 were of non-accredited status. This offering, under Rule 504, was terminated on December 16, 2002. Our shares were issued in reliance on the exemptions from registration provided by Rule 504 of Regulation D and Section 4 (2) of the Securities Act. As a result, the offering price and other terms and conditions relative to our shares have been arbitrarily determined by us and do not bear any relationship to assets, earnings, book value, or any other objective criteria of value. In addition, no investment banker, appraiser, or other independent third party has been consulted concerning the offering price for the shares or the fairness of the offering price used for the shares.

Each investor was provided with a detailed and specific business plan describing our plan of operations and products of an online candy and confections distributorship via the Internet.

Item 6. Management Discussion and Analysis or Plan of Operation

The W-CANDY, Inc.s business plan is to become actively engaged in providing a national candy and confections wholesale distributorship mainly via the internet. Currently we have purchased a domain name called www.w-candy.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e commerce website is constructed.

As displayed in the table below, our Business plan contains four major milestones. With this model we anticipate that we will meet our cash requirements for the next 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.

Milestone	Time Frame	Costs	Funding of Costs
1. Website Development	Months 1-4	$15,000-$16,000	Current Cash on Hand
2. Procurement of Credit Card Processing Equipment	Months 4-6	Monthly Fees of $12-$15	Current Cash on Hand
3. Marketing Plan	Months 6-9
Step One	Months 6-8	$3,000-$4,000	Current Cash on Hand
Step Two	Months 8-9	$2,500	Current Cash on Hand
Step Three	Months 8-9	$1,500-$2,000	Current Cash on Hand
4. Product Acknowledgement & Awareness	Months 9-12	$3,500-$4,000	Current Cash on Hand

As displayed above, our strategic business plan contains a 4 stage operating strategy for the next twelve months. It is with this plan that will pave the way to allow us to focus on developing and executing our interactive e commerce website that will offer our visitors a 24 hr access to an online marketplace and distributorship.

The four milestones of our strategic plan are as followed:

Firstly, after the filing of the final prospectus date through month 4 we plan to develop our e commerce website with the assistance of a consultant to construct the necessary structure of a well developed e commerce website that can offer our visitors the capability to access our site 24 hrs a day and purchase candy and confection products.

Also, it will allow our visitors the capability of purchasing these products, through a secured page within the site to ensure privacy and the integrity of personal information. Our website will be constructed with the capability for allowing quick and easy viewing of the entire inventory of products. We have already begun to seek out a qualified consultant and expect to retain one within the next 30 days. We will also maintain a sign in book for all those who visit our site, in order to build a database of individuals who indicated an interest in our products. Space will be allotted through all the pages of the website to allow placement of banner ads and links for those companies interesting in purchasing advertisement space on our site. We expect this phase to cost an estimated $15,000 to $16,000.

Secondly, during months 4 through 6, after the filing of the final prospectus, Brian Shenkman will work together with our Internet consultant to enter in a contract with a credit card processing company with e commerce support, to allow our visitors to purchase our services at anytime and anywhere, 24 hours a day. Our preliminary research has suggested the costs to be approximately $12 to $15 per month and will have the ability to accept virtually any credit or debit card. Since we expect the initial one-time setup fee to be under $100, we do not expect material costs in this phase, other than the monthly charge for the credit card processing fee of approximately $12 to $15 per month.

Thirdly, during months 6 through 9, after the filing of the final prospectus, we will be initiating a marketing plan to produce sales and name recognition through our 3 step strategic marketing plan.

The first step of our marketing plan is to initiate a comprehensive e mail and bulk mail advertising program targeting those individuals seeking to candy and confections. These individuals would be those who have voluntarily signed up to receive these email messages about specific topics and are more likely to read them, as indicated in our first phase, where we will maintain a sign in book for all those who visit our site, in order to build a database of individuals who indicated an interest in our services or the services of our members.

Response rates are expected to average between 5% to 10%. These efforts will result in company web site visits by these individuals because they have an interest in our products and services and can click through hyperlinks created in the our email announcement. Each email message will contain a header that specifies that the email announcement were sent to the recipient because they had subscribed to a particular service.

A similar campaign will also be launched using a mailing list of all the local retailers of candy and confections in the state of Florida and sending them a notice of our services that we offer over the Internet. We expect this phase to cost an estimated $3,000-4,000.

We expect to maintain a clean corporate image by practicing "etiquette" when sending email messages. In order to differentiate between email messages that are voluntarily requested and true "spamming" from unwelcome sources, we plan to only send targeted email to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the email lists.

 The second step is to utilize the service of popular web search engines such as Google, Yahoo, Ask Jeeves, that post our domain name on their web pages when browsers who are searching the internet for items of interest that includes candy and confections. Free search engines such as: www.excite.com, www.finalsearch.com, www.findlink.com, www.discoverit.com, www.hotbot.com will also be used, but will not expect to be as useful as those that charge a fee to ensure posting of our domain name. In an effort to increase traffic to our site, we will add our website address to as many as 1000 search engines. Individuals who visit theses search engines when searching for website that contain candy and confections will then have a choice of many websites to choose from, which may include ours, to satisfy their informational needs when searching for candy and confections related information on these types of search engines. We expect this phase to cost an estimated $2,500.

The third step is to sell advertising space in the form of banner ads. We intend to market banner ads to manufacturers of candy and confections, retailers who sell our products, shipping companies, as well as to other related companies for a competitive price to allow a link of our website to be placed on their website. We have researched that pricing a companys banner ad by the number of hits that are made will be better served and accepted. An average of $.01 to $.05 per hit will be charge depending on the size and placement of the ad and also for length of time its placed. We expect this phase to cost an estimated $1,500 to $2,000.

Our final milestone takes place at months 9 through 12, after the filing of the final prospectus, is the customers acknowledgement and awareness of our website, through a fully functioning website capable of generating revenue.

It is at this phase where we must maintain our site more frequently, as a larger load of information is expected to be uploaded to the website, by our customers more frequently, with their products and company information. As well as to test and provide up-to-date technology for a smooth delivery of an online marketplace. We will take every step to assure our visitors a pleasurable and informative visit to our site to obtain their consumer loyalty and repeat business. We will construct a customer database to disseminate promotional offers to our customers and discount coupons for repeat customers to entice them to recommend our site to other individuals who express an interest in our services. We expect an estimated cost of $3,500 to $4,000 during this phase

Until such time we develop our e commerce website, if ever, we will not have revenues from our operations. We anticipate that if our e commerce website becomes operational within the above timeline, we will generate revenues from the sale of candy and confections and though the sale of advertisements. There is no assurance that we will be successful in selling candy and confections and advertisements on our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

  We do not anticipate significant research and development expenses over the next twelve months.
  We do not expect to purchase or sell any plant and significant equipment.
  We do not expect to make any significant changes in the number of employees over the next twelve months
  We expect to use our current location to store any needed inventory and through the use of JIT (just in time inventory) with our suppliers, who can also ship directly to our customers, we can limited the need for additional warehouse space.

Item 7. Financial Statements

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive - Suite 209

Coral Springs, Florida 33071

INDEPENDENT AUDITORS= REPORT

The Board of Directors

W-Candy, Inc.

Boca Raton, Florida

 We have audited the accompanying balance sheet of W-Candy, Inc. ( A Development Stage Company) as of December 31, 2003 and the related statements of operations, cash flows and changes in stockholders equity for the years ended December 31, 2003and 2002 and for the period commencing October 22, 2002 (date of inception), to December 31, 2003. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of W-Candy, Inc. (A Development Stage Company) at December 31, 2003 and the statement of operations, cash flows and changes in stockholders equity for the years ended December 31, 2003 and 2002 and for the period commencing October 22, 2002 (date of inception), to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Coral Springs, Florida

March 15, 2004

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2003

ASSETS

Current Assets
Cash	$ 35,540
Total Assets	$ 35,540

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Preferred Stock, $ .001 par value, authorized, issued and outstanding 1,000,000 Common Stock, $.001 par value, authorized 10,000,000 issued and outstanding 1,626,000	$1,000 $1,626
Additional paid in capital	$ 73,874
Accumulated deficit during development stage	(40,960)
Total Stockholders Equity	$ 35,540
Total Liabilities and Stockholders Equity	$ 35,540

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years Ended

	December 31, 2003	December 31, 2002	October 22, 2002 (Inception) to December 31 2003
Revenue	$ -0-	$ -0-	$-0-
Expenses	$ 22,300	$ 18,660	$ 40,960
Net Income (Loss)	$ (22,300)	$(18,660)	$ (40,960)
Net Income per weighted average shares	$ (0.01)	$ (0.01)	$ (0.03)
Weighted average of shares	1,626,000	1,626,000	1,626,000

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

For the Period Commencing October 22, 2002 (Inception) to December 31, 2003

	Common Stock Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount	Additional Paid in capital	Deficit Development Stage	Total Stock Holders Equity
Beginning Balance October 22, 2002 (Inception)	-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Issuance of Preferred Stock to founder at $.005 per share	-0-	1,000,000	-0-	1,000	4,000	-0-	5,000
Issuance of common stock for cash	1,426,000	-0-	1,426	-0-	69,874	-0-	71,300
Issuance of common stock for services	200,000	-0-	200	-0-	-0-	-0-	200
Net (loss) December 2002	-0-	-0-	-0-	-0-	-0-	(18,660)	(18,660)
Balance December 31, 2002	1,626,000	1,000,000	1,626	1,000	73,874	(18,660)	57,840
Net (loss) December 2003	-0-	-0-	-0-	-0-	-0-	(22,300)	(22,300)
Balance December 31, 2003	1,626,000	1,000,000	$1,626	$1,000	$73,874	$(40,960)	$35,540

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Period Commencing October 22, 2002 (Inception) to December 31, 2003

	2003	2002	October 22, 2002 (Inception) to December 31, 2003
Cash Flows from operations: Net income (loss)	$ (22,300)	$(18,660)	(40,960)
Common stock issued for services	----	200	200
Net cash provided used for operations	(22,300)	(18,460)	(40,960)
Cash flows from financing activities: Preferred stock issued to founder Issuance of common stock	---- ----	5,000 71,300	5,000 71,300
Net increase (decrease) in cash	(22,300)	57,840	35,540
Cash beginning	$57,840	-0-	-0-
Cash ending	$35,540	$57,840	35,540

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

Cash and equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2003, there is no concentration of credit risk from uninsured bank balances

Accounting Pronouncements

In November 2002, Financial Accounting Standards Board Interpretation ("FIN") NO 45. "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" was issued. FIN NO 45 requires recognition of an initial liability for the fair value of the guarantors obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN NO 45 as of December 31, 2002. On January 1, 2003 we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN NO 45 had no impact on our results of operations or financial position at adoption or during the fiscal year ended December 31, 2003.

In May 2003, Statement of Financial Accounting Standards NO 150 ("SFAS NO 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS NO 150 had no impact on our results of operations or financial condition at adoption or during the fiscal year ended December 31, 2003.

INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, A Accounting for Income Taxes@ . Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons
Name	Age	Position	Year first Became Director or Officer
Brian Shenkman	35	President,Secretary, Treasurer	2002

  Brian Shenkman will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms. Mr. Shenkman will dedicate nearly 75% of his time towards the business of W-CANDY, Inc., which also include, but not limited to, accounting and financial reporting.

Brian Shenkman, from 1992 to 2003 has served as the president of Mickey Shanks Inc. Mr. Skenkman is the owner of Mickey Shanks. Mickey Shanks consists of the sale of candy and confection products, primarily Icee brand soft drinks, at fairs and festivals on the east coast of the United States. Mickey Shanks Inc. has several managers that now take care of the day to day operations during its season of operation which spans from March through September.

Mr. Shenkman is also a co-owner of Candyland warehouse, Inc., a retail candy operation for the past 7 years. Candyland Warehouse also participates in the sale of retail candy and confections through fairs along the east coast, such as Mickey Shanks, but also maintains a retail store for the holiday months of November through February in Malls. Since both operations are retail, they do not create any direct or indirect conflicts of interest to W-candy, in fact both Mickey Shanks and Candyland Warehouse may purchase products from W-candy. However, no discussions have yet taken place.

There are no employee agreements that could prevent Mr. Shenkman in participating in other business ventures that may compete with W-candy in a direct or indirect manner. However, Mr. Shenkman has no immediate plans to engage in such other ventures.

Item 10. Executive Compensation

No executive nor director compensation has been paid since our inception, nor are there any plans to accrue them, to date. We have no employment agreements, nor consulting agreements, with any of our officers or directors. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers or directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors

No executive compensation has been paid since our inception, nor are there any plans to accrue them, to date.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2003, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address	No. Of Shares	Nature of Ownership	Percentage Owned
Paul Prager 7069 Haviland Circle, Boynton Beach FL 33437	100,000	Direct	6.15%
Kalb & Peck Private client trust II 5728 LBJ Freeway, suite 400, Dallas, TX 75240 Laurie Peck Stuart Kalb as both trustee and beneficiaries	100,000	Direct	6.15%
Monahan Consulting, Inc Kevin Monahan 9343 Sun Pointe Dr. Boynton Beach FL 33437	200,000	Direct	12.3%
Leslie Siegel 19575 Island Court Dr., Boca Raton, FL 33434	100,000	Direct	6.15%
Lenny Sokolow 2458 Provence Court, Weston, FL 33327	100,000	Direct	6.15%
Brian Shenkman 10550 Pebble Cove Lane, Boca Raton, FL 33498 (1)	3,000,000	Indirect	67%

  All officers and directors as group 3,000,000 Indirect 67%

  (1) However, in the event that our President, Brian Shenkman, converts his 1,000,000 shares of convertible preferred stock it would be converted into 3,000,000 shares of common stock. This would result in Mr. Shenkman owning 67% of the outstanding shares of the Company and therefore would be the only beneficial owner of W-Candy common stock.

Item 12. Certain Relationships and Related Transactions

In November 2002, 1,000,000 shares of Series A convertible Preferred Stock were issued to Mr. Shenkman for $5,000. Other than the sale of shares to our President and Director, Brian Shenkman, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Brian Shenkman, was our only promoter.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Exhibits

Exhibit 10	Certification 302
Exhibit 11	Certification 906

  Reports on Form 8K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Baum & Co. for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Audit fees	$4,950	-0-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26,2004	W-Candy, Inc.

BY:	/s/Brian Shenkman

Brian Shenkman
President, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.

SIGNATURE	TITLE

/s/ Brian Shenkman	President, Secretary, Treasurer