Form 10QSB
period 2004-03-31
W CANDY INC
filed 2004-05-17
CIK 1213902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS
Current Assets	March 31, 2004
Cash	$ 29,982
Total Assets	$ 29,982

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Preferred Stock, $ .001 par value, authorized, issued and outstanding 1,000,000 Common Stock, $.001 par value, authorized 10,000,000 issued and outstanding 1,626,000	$1,000 $1,626
Additional paid in capital	$ 73,874
Accumulated deficit during development stage	(46,518)
Total Stockholders Equity	$ 29,982
Total Liabilities and Stockholders Equity	$ 29,982

W CANDY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ending March 31, 2004	Three Months ending March 31, 2003	From October 22, 2002 (Inception) Through March 31, 2004
Revenue	$ -0-	$ -0-	$ -0-
Expenses	$ 5,558	$ 8,076	$46,518
Net Income (Loss)	$ (5,558)	$(8,076)	$ (46,518)
Net Income per weighted average shares	$ (0.01)	$ (0.01)	$ (0.03)
Weighted average of shares	1,626,000	1,626,000	1,626,000

W CANDY, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ending March 31, 2004	Three Months Ending March 31, 2003	From October 22, 2002 (Inception) Through March 31, 2004
Cash Flows from operations: Net income (loss)	$(5,558)	$(8,076)	$(46,518)
Common stock issued for services			200
Net cash provided used for operations	(5,558)	(8,076)	$(46,318)
Cash flows from financing activities: Preferred stock issued to founder : Issuance of common stock : Total :	0 0 0	0 0 0	5,000 71,300 76,300
Net increase (decrease) in cash	(5,558)	(8,076)	$(46,518)
Cash beginning	$35,540	$57,840	0
Cash ending	$29,982	$49,764	$29,982

SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on October 22, 2002.

The Company is in the development stage. The Company plans to develop distribution channels in the candy and confections marketplace utilizing traditional formats as well as via the World Wide Web. The Company currently has no operations.

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

Cash and equivalent

Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At March 31, 2004, there is no concentration of credit risk from uninsured bank balances

Accounting Pronouncements

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

The Company has incurred net operating losses of approximately $ 46,000 since inception. These net operating losses can be carried forward fifteen years to December 31, 2017 and years thereafter to offset against net income of the future years.   Due to the uncertainty of achieving profitable operations in the future,  a 100% valuation allowance has offset of the future tax benefit of this NOL, thus no tax benefit will be recognized in the current period.

Subsequent Events
  On May 13th 2004 the board of directors ratified the appointment of Ken Shenkman as CFO.
  On May 13th 2004, the company has entered into a non binding letter of intent to purchase 100% of Candyland Warehouse, Inc., a privately held Florida company, pending proper due diligence

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Recent Events

On May 13th 2004 the board of directors ratified the appointment of Ken Shenkman as CFO.

On May 13th 2004, the company has entered into a non binding letter of intent to purchase 100% of Candyland Warehouse, Inc., a privately held Florida company, pending proper due diligence.

Item 3.    Controls and Procedures

In the quarter ended March 31, 2004, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

/s/ Brian Shenkman (Registrant)
Date: May 14, 2004	/s/ Brian Shenkman___________ (Signature)*
Brian Shenkman, President, CEO

Date: May 14, 2004	/s/ Ken Shenkman___________ (Signature)*
Ken Shenkman, CFO