Form 10QSB
period 2004-06-30
W CANDY INC
filed 2006-03-15
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly report ended June 30, 2004


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT

              For the transition period from ________ to __________


              Commission file number:________


                                  W Candy, Inc
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                               Florida 56-2301903
                               ------------------
                (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


             9770 South Military Trail, B-7 Boynton Beach, FL 33436
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  561-364-7299
                           (Issuer's telephone number)

                  10550 Pebble Cove Lane, Boca Raton, FL 33498
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At January 19,2005 there were 1,626,000 shares of the small business issuer's common stock outstanding.

References in this report to "W-Candy", "we", "us","our" and "the company" are to W-Candy, Inc., a Florida corporation.


            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

                 Balance Sheet
                   June 30, 2004 (Unaudited)...................................4


                 Statements of Operations (Unaudited)
                    From October 22, 2002 (inception) through June 30, 2004 and for the Three and Six Months Ended June 30, 2004 and 2003..5

                 Statements of Cash Flows (Unaudited)
                     From October 22, 2002 (inception) through June 30, 2004 and for the Three and Six Months Ended June 30, 2004 and 2003.6

                 Notes to Unaudited Financial Statements.....................7-9


      Item 2 - Management's Discussion and Analysis or  Operation....9-10

      Item 3 - Controls and Procedures........................................10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................11

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....11

      Item 3 - Default upon Senior Securities ................................11

      Item 4 - Submission of Matters to a Vote of Security Holders............11

      Item 5 - Other Information..............................................11

      Item 6 - Exhibits.......................................................11

      Signatures..............................................................11

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:

    Cash                                                             $   29,062
                                                                    ------------

        Total Assets                                                $    29,062
                                                                    ============


                              STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized,
        issued and outstanding)                                           1,000

    Common stock ($.001 Par Value;10,000,000 shares authorized; 1,626,000 shares issued and outstanding)
                                                                          1,626

    Additional paid-in capital                                           73,874
    Accumulated deficit during development stage                        (47,438)
                                                                     -----------


        Total Stockholders' Equity                                   $  29,062
                                                                     ===========



                  See Notes to (Unaudited) Financial Statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                   Three Months Ended   Six Months Ended  Three Months Ended   Six Months Ended    From October 22
                     June 30, 2004        June 30, 2004      June 30, 2003       June, 30 2003     2002 (Inception)
                                                                                                    Through June
                                                                                                      30, 2004
Revenue                 $       -         $        -          $         -        $         -        $           -
                    ---------------  ------------------  ------------------ ------------------  ------------------
Expenses                        -              6,478                8,076              8,076              47,438
                    ---------------  ------------------  ------------------ ------------------  ------------------
Net Loss                        -        $    (6,478)         $    (8,076)       $    (8,076)       $     (47,438)
                    ===============  ==================  ================== ==================  ==================

Net Loss Per
Share
- basic & diluted        $   0.00        $      0.00           $     (0.01)       $   (0.01)       $       (0.03)
                    ===============  ==================  ================== ==================  ==================

Weighted Average
Shares
- basic & diluted       1,626,000         1,626,000             1,626,000          1,626,000            1,564,462
                    ===============  ==================  ================== ==================  ==================

                   See Notes to Unaudited Financial Statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          Six Months Ended      Six Months Ended               From
                                           June 30, 2004           June 30, 2003          October 22, 2002
                                                                                            (Inception)
                                                                                              Through
                                                                                           June 30, 2004
Cash Flows from operations:
    Net Loss                                    $     (6,478)            $    (8,076)          $   (47,438)
                                           -------------------    --------------------    ---------------------

Common stock issued for services                           -                       -                   200
                                           -------------------    --------------------    --------------------

Net cash used in operations                           (6,478)                 (8,076)               (47,238)
                                           -------------------    --------------------    ---------------------


Cash flows from financing activities:


  Preferred stock issued to founder:                       -                       -                  5,000

  Issuance of common stock :                               -                       -                 71,300
                                        -------------------    --------------------    ---------------------

  Net cash provided by financing
  activities :                                             -                       -                 76,300
                                           -------------------    --------------------    ---------------------


Net decrease in cash                                  (6,478)                 (8,076)               (29,062)
                                           -------------------    --------------------    ---------------------

Cash  beginning of year                               35,540                  57,840                      -
                                           -------------------    --------------------    ---------------------

Cash  end of period                             $     29,062             $    49,764          $      29,062
                                           ==================      ===================    =====================



                   See Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations


W-Candy, Inc. (the "Company") was organized under the laws of the State of Florida on October 22, 2002.

The Company is in the development stage. The Company plans to develop distribution channels in the candy and confections marketplace utilizing traditional formats as well as via the World Wide Web. The Company currently has no operations.

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. When operations commence the Company will be directly responsible for its operational expenses.


Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles, in the United States


Use of Estimates

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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, there is no concentration of credit risk from uninsured bank balances.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.


NOTE 2- RECENT EVENTS

1. On May 13, 2004 the board of directors ratified the appointment of Ken Shenkman as CFO.

2. On May 13, 2004 the Company entered into a non binding letter of intent to purchase 100% of Candyland Warehouse, Inc., a privately held Florida company, pending proper due diligence. In July, 2004 management opted to not execute the merger.


Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation


W-Candy established for the purpose of creating a national candy and confections wholesale distributorship. The Company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well as via the World Wide Web. Currently we have purchased a domain name called www.w-candy.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e-commerce website is constructed.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.



Item 3.    Controls and Procedures

      In the quarter ended June 30, 2004, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


Item 6.  Exhibits

Exhibit
Number      Description
-------     ----------------
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification of Chief Executive Officer Certification pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer Certification pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

Date: March 15, 2006                    /s/ Brian Shenkman
                                        ------------------
                                         Brian Shenkman, President, CEO


Date: March 15, 2006                    /s/ Ken Shenkman
                                        ----------------
                                        Ken Shenkman, CFO