Form 10QSB
period 2004-09-30
W CANDY INC
filed 2006-03-15
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly report ended September 30, 2004


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


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At January 9, 2005, there were 1,626,000 shares of the small business issuer's common stock outstanding.

References in this report to "W-Candy", "we", "us","our" and "the company" are to W-Candy, Inc., a Florida corporation.


            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

         Balance Sheet
           September 30, 2004 (Unaudited)......................................4


         Statements of Operations (Unaudited)
           From October 22, 2002 (inception) through September 30, 2004 and for the Three and Nine Months Ended September 30, 2004 and 2003 ....5

         Statements of Cash Flows (Unaudited)
           From October 22, 2002 (inception) through September 30, 2004 and for the Three and Nine Months Ended September 30, 2004 and 2003 ....6

         Notes to Unaudited Financial Statements.............................7-9


      Item 2 - Management's Discussion and Analysis or Plan of Operation....9-10

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

      Item 4 - Submission of Matters to a Vote of Security Holders............11

      Item 5 - Other Information..............................................11

      Item 6 - Exhibits.......................................................11

      Signatures..............................................................11

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:

    Cash                                                             $   28,070
                                                                    ------------

        Total Assets                                                $    28,070
                                                                    ============


                              STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized,
        issued and outstanding)                                         $ 1,000

    Common stock ($.001 Par Value;10,000,000 shares authorized; 1,626,000 shares issued and outstanding)
                                                                          1,626

    Additional paid-in capital                                           73,874
    Accumulated deficit during development stage                        (48,430)
                                                                     -----------


        Total Stockholders' Equity                                    $  28,070
                                                                     ===========



                  See Notes to (Unaudited) Financial Statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                            Three           Nine            Three            Nine              From
                            Months         Months           Months          Months          October 22,
                            Ending         Ending           Ending          Ending              2002
                          September 30,  September 30,   September 30,    September 30,      (Inception)
                             2004           2004              2003           2003              Through
                                                                                         September 30, 2004

Revenue                    $     -       $      -          $      -        $      -          $       -
                         -----------    ------------     -------------   --------------  ------------------

Expenses                       992           7,470           13,114                 -                  -
                                 -               -                -            21,190             48,430
                         -----------    ------------     -------------   --------------  ------------------

Net Loss                   $  (992)      $  (7,470)        $ (13,114)       $ (21,190)         $ (48,430)
                         ===========    ============     =============   ==============  ==================

Net Income Per
Weighted Average Shares
 -basic & diluted         $  (0.00)      $   (0.00)        $  (0.01)       $   (0.01)         $   (0.03)
                         ===========    ============     =============   ==============  ==================


Weighted Average
Shares
 -basic & diluted        1,626,000       1,626,000        1,626,000       1,626,000          1,564,462
                         ===========    ============     =============   ==============  ==================




                   See Notes to Unaudited Financial Statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          Nine Months Ended      Nine Months Ended               From
                                          September 30, 2004     September 30, 2003       October 22, 2002
                                                                                            (Inception)
                                                                                              Through
                                                                                           September 30, 2004
Cash Flows from operations:
    Net loss                                    $     (7,470)            $    (21,190)          $   (48,430)
                                           -------------------    --------------------    ---------------------

Common stock issued for services                           -                       -                   200
                                           -------------------    --------------------    --------------------

Net cash used in operations                    $     (7,470)            $    (21,190)          $   (48,230)
                                           -------------------    --------------------    ---------------------


Cash flows from financing activities:


  Preferred stock issued to founder:                       -                       -                  5,000

  Issuance of common stock :                               -                       -                 71,300
                                           -------------------    --------------------    ---------------------
  Net cash provided by financing
  activities :                                             -                       -                 76,300
                                           -------------------    --------------------    ---------------------


Net decrease in cash                            $     (7,470)            $    (21,190)          $   (28,070)
                                           -------------------    --------------------    ---------------------

Cash  beginning of year                               35,540                  57,840                      -
                                           -------------------    --------------------    ---------------------

Cash  end of period                             $     28,070            $    36,650            $     28,070
                                           ==================      ===================    =====================



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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, there is no concentration of credit risk from uninsured bank balances.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of this Statement effective July 1, 2005.

In September 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements. In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 -- Basis of Presentation-Stock-Based Compensation.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements", and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

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


Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation


W-Candy was established for the purpose of creating a national candy and confections wholesale distributorship. The Company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well as via the World Wide Web. Currently we have purchased a domain name called www.w-candy.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational
 e-commerce website is constructed.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.



Item 3.    Controls and Procedures

      In the quarter ended September 30, 2004, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


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