Form 10KSB
period 2004-12-31
W CANDY INC
filed 2006-03-15
CIK 1213902

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2004

                       Commission file number_____________

                                  W Candy, Inc
                                ----------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                                ----------------
         (State or other jurisdiction of incorporation or organization)


                                   56-2301903
                                ---------------
                        (IRS Employer Identification No.)

             9770 South Military Trail, B-7 Boynton Beach, FL 33436
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  561-364-7299
                            ------------------------
                           (Issuer's telephone number)

                  10550 Pebble Cove Lane, Boca Raton, FL 33498
              ----------------------------------------------------
   (Former name/address and former fiscal year, if changed since last report)


         Securities registered under Section 12(b) of the Exchange Act:
                                      None

Securities registered under Section 12(g) of the Exchange Act: None

        Common Stock, $.001 par value            None
                 --------------             ----------------
                (Title of class)               (Amount)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|


Revenue for the fiscal year ended December 31, 2004 is $0.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004.

No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.


The number of shares outstanding of each of the registrants classes of common stock as of December 31, 2005 was 1,626,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS...............................................4

ITEM 2.  DESCRIPTION OF PROPERTY...............................................4

ITEM 3.  LEGAL PROCEEDINGS.....................................................4

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................4

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............5-6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........6-7

ITEM 7.  FINANCIAL STATEMENTS...............................................8-15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................16



                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITHSECTION 16(A) OF THE EXCHANGE ACT ....................16

ITEM 10. EXECUTIVE COMPENSATION...............................................17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................18

Signatures....................................................................19

Item 1.  Description of Business

W-Candy, Inc,("W-Candy") was incorporated in October, 2002 in the state of Florida. W-Candy, was established for the purpose of creating a national candy and confections wholesale distributorship. The company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well as via the World Wide Web. Initially we expect to operate utilizing traditional cash and carry distribution channels. Our President has experience operating in this capacity. Currently there are an ever-expanding number of retailers who carry an assortment of candy and confection items. However the landscape is littered with distributors, representing a fragmented industry.

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

Item 2. Description of Property

We are presently using office space provided by our CFO, Ken Shenkman, at 5576 Muirfield Village Circle, Lake Worth, FL 33463 without charge. We feel that this space is adequate for our needs at this time, and that we will be able to locate adequate space in the future, when needed, on commercially reasonable terms.


Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve W-CANDY, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters

(A)  Market Information
     Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTCBB or another exchange in the near future. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

     Holders
     As of December 31, 2004 there were approximately 32 holders of record of our common stock

(B)  Dividends
     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant

(C)  Recent Sales of Unregistered Securities
     N/A

Item 3. Management Discussion and Analysis or Plan of Operation

        W-CANDY, Inc.'s business plan is to become actively engaged in providing a national candy and confections wholesale distributorship mainly via the internet. Currently we have purchased a domain name called www.w-candy.com. We have also entered into a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e commerce website is constructed. The company is currently in the process of establishing itself with candy suppliers. This process includes setting up accounts, establishing credit and price levels and selecting product for sale. Products and suppliers are being selected based on the variety, quality and pricing of the products. Many types of popular candy items, such as gummi bears, are available via a number of different manufactures, each with different styles, tastes, prices and quality. In addition to the standard items that most distributors make available, management intends to build the business by selling a set of products that fill specific niches. Three of these niches are as follows:

         Nostalgia Candy: One of the most prevalent trends in the candy and confectionary industry currently is the return of nostalgic candy. Candies that were first manufactured as far back as the 1920s are once again popular, as baby boomers introduce these products to their families. Items such as Necco Wafers, Charleston Chews, and Sen Sen are experiencing large sales growth as this trend continues. W-Candy management has focused a large amount of its product selection with this trend in mind, contacting manufacturers and brokers who specialize in these products.

         Unique Novelty Items: In addition to a standard selection of bulk candy items, the Company is developing relationships with manufacturers of unique novelty candy lines. Generally these companies develop a line of products based upon a theme and then expand the line to add more products as the initial offerings increase in popularity. Examples of these companies include one that manufactures a line of insect candy, featuring flavored freeze-dried insects as well as candy and chocolate coated insects. Another is a company that has created a line of lollipops that have a battery operated fan attached to them and are shaped like airplanes. By adding these less traditional, but popular items to its product list, W-candy will be able to attract additional customers, looking to build their own offerings.

         Sugar Free & Low Carb Candy: The recent popularity of sugar-free and low carbohydrate diets has significantly increased the amount of sugar-free products that are offered and sold. In recent months the "low carb craze" has certainly seen a decline, with sales of low carbohydrate and sugar free foods dropping. However, these items are still selling at much greater rate then they had in the past. More and more consumers are simply cutting back on the amount of sugar they ingest on a regular basis. In addition, newly developed sugar substitutes have allowed manufactures to become more creative in the products they can produce. These factors have prompted candy manufacturers to continue to develop an ever-growing array of sugar-free items. At the same time, many of the distributorships that focus solely on these items are experiencing financial difficulty. By offering a wide array of these products, along with a large selection of "sugared" items, the Company intends to be a one stop shop for many customers.

     The first step of our marketing plan is develop a web site, utilizing our domain at www.w-candy.com. By utilizing a web site as our initial marketing tool, we derive the following benefits:

         Control Costs: Candy Wholesalers have traditionally marketed their products via printed catalogs, which can take a significant amount of time and money to produce. A web site can be produced for much less. In addition, if management decides to produce a printed catalog in the future, the database designed for the web site can serve as the basis for a printed catalog.

         Updates: The W-candy web site can be updated on a regular basis as products and prices change. A new product launch via a web site is as simple as adding the product, allowing customers to see the product as soon as it is available. With a printed catalog, customers only know about new products via catalog updates, which typically occur monthly or quarterly, or via special fax/mail campaigns which can create unnecessary additional costs.
To build awareness of our company and its services, initially we will perform a mail campaign to retailers located in the South East U.S. The campaign will consist of a series of digital, color postcards, directing the retailers to our web site or phone number for more information. We expect this phase to cost an estimated $3,000-4,000.

         Until such time we develop our e commerce website, and begin to bring in product for sale, we will not have revenues from our operations. There is no assurance that we will be successful in selling candy and confections and advertisements on our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan. o We do not anticipate significant research and development expenses over the next twelve months.

o We do not expect to purchase or sell any plant and significant equipment.

o We do not expect to make any significant changes in the number of employees over the next twelve months

o We expect to use our current location to store and needed inventory for the beginning stages of our operation. However, we expect that we will require additional space as our operation grows and our inventory increases.

Recent Events

On May 13th 2004, the company entered into a non binding letter of intent to purchase 100% of Candyland Warehouse, Inc., a privately held Florida company, pending proper due diligence. On Dec 1, 2004, the Board of Directors decided that it was not in the best interest of the company to make this purchase at this time.

Item 7.  Financial Statements


                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071

INDEPENDENT AUDITRS' REPORT

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

Coral Springs, Florida

March 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W-Candy, Inc.
Boca Raton, Florida

     We have audited the accompanying balance sheet of W-Candy, Inc. as of December 31, 2004, and the related statements of operations,changes in stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the
financial  statements.   An  audit  also  includes  assessing  the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W-Candy, Inc. as of December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Sherb& Co., LLP
                                                   Certified Public Accountants
Boca Raton, Florida
December 13, 2005

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current Assets

     Cash                                                              $ 28,062
                                                                      ----------

     Total Assets                                                      $ 28,062
                                                                      ==========

                      STOCKHOLDERS EQUITY

Stockholders Equity
Preferred Stock, $ .001 par value, authorized, issued and outstanding $ 1,000 1,000,000

Common  Stock, $.001 par value, authorized 10,000,000 issued and          1,626
outstanding 1,626,000
Additional paid in capital                                               73,874
Accumulated deficit during development stage                            (48,438)
                                                                      ----------

Total Stockholders Equity                                              $ 28,062
                                                                     ==========

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                     For the Years Ended
                                           December 31, 2004  December 31, 2003    October 22, 2002
                                                                                    (Inception) to
                                                                                   December 31 2004
                                                                                      (unaudited)
Revenue                                      $       -           $       -         $         -
                                       ------------------ ------------------ -----------------------
Expenses                                          7,478             22,300              48,438
                                       ------------------ ------------------ -----------------------
Net loss                                     $   (7,478)         $ (22,300)        $   (48,438)
                                       ================== ================== =======================
Net income per weighted average shares
    -basic & diluted                         $    (0.01)         $   (0.01)        $     (0.03)
                                       ================== ================== =======================
Weighted average of shares
    -basic & diluted                          1,626,000          1,626,000           1,564,462
                                       ================== ================== =======================


                 See accompanying notes to financial statements.
                                      -10-

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
        For the Period October 22, 2002 (Inception) to December 31, 2004

                     Common        Preferred        Common     Preferred     Additional     Deficit        Total Stock
                  Stock Shares   Stock Shares    Stock Amount    Stock         Paid in     Development       Holders
                                                                Amount         Capital        Stage          Equity
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Beginning
Balance October
22, 2002
(Inception)              -0-        $       -0-     $     -0-       $   -0-        $   -0-        $   -0-     $     -0-
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
preferred stock
to founder at
$.005 per share          -0-          1,000,000           -0-         1,000          4,000            -0-         5,000
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
common stock
for services         200,000                -0-           200           -0-            -0-            -0-           200
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
common stock
for cash           1,426,000                -0-         1,426           -0-         69,874            -0-        71,300
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------

Net loss
December 2003            -0-                -0-           -0-           -0-            -0-       (40,960)       (40,960)
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Balance
December 31,
2003               1,626,000          1,000,000         1,626         1,000         73,874        (40,960)       35,540
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Net loss
December 2004            -0-                -0-           -0-           -0-            -0-         (7,478)       (7,478)
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Balance
December 31,
2004               1,626,000          1,000,000      $   1,626     $   1,000        $73,874     $ (48,438)     $ 28,062
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------

                 See accompanying notes to financial statements.
                                      -11-

                                  W CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
   For the Period Commencing October 22, 2002 (Inception) to December 31, 2004



                                            2004                 2003          October 22, 2002
                                                                               (Inception) to
                                                                               December 31, 2004
                                                                                  (unaudited)
                                       ------------------   ----------------  -------------------
Cash Flows from operations:
    Net loss                            $        (7,478)    $      (22,300)       $      (48,438)
                                       ------------------   ----------------  -------------------

Adjustment to reconcile net loss to
net cash used  in operations:

Common stock issued for services                       -                 -                  200
                                       ------------------   ----------------  -------------------
Net cash used in operations                      (7,478)           (22,300)             (48,238)
                                       ------------------   ----------------  -------------------
Cash flows from financing activities:
  Preferred stock issued to founder                    -                 -                5,000
  Issuance of common stock                             -                 -               71,300
                                       ------------------   ----------------  -------------------
Net cash provided by financing
activities:                                            -                 -               76,300
                                       ------------------   ----------------  -------------------

Net increase (decrease) in cash                  (7,478)           (22,300)              28,062
                                       ------------------   ----------------  -------------------
Cash  beginning                                   35,540            57,840                    -
                                       ------------------   ----------------  -------------------
Cash  ending                            $         28,062     $      35,540         $     28,062
                                       ==================   ================= ====================

Supplemental Cash information:

Cash Paid for Interest                  $             -      $          -          $          -
                                       ------------------   ----------------  -------------------
Cash Paid for Taxes                     $              -     $          -          $          -
                                       ------------------   ----------------  -------------------





                 See accompanying notes to financial statements.

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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2004, there is no concentration of credit risk from uninsured bank balances.

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



Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:



Net operating loss carryforward                         $  48,000
                                                        ---------


Deferred tax asset                                         18,480
Valuation allowance                                       (18,480)
                                                        ----------


Net Deferred tax asset                              $          --
                                                     =============



Net operating loss carryforwards totaled approximately 48,000 at December 31, 2004. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2004 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal Statutory Rate to income tax expense for the period December 31, 2005:



Tax expense (benefit) at Federal rate (35%)         $    (16,800)

State income tax, net of Federal benefit                  (1,680)

Change in valuation allowance                             18,480
                                                        ---------

Net income tax (benefit) allowance                 $          --
                                                        =========

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.




NOTE 2- RECENT EVENTS

1. On May 13, 2004 the board of directors ratified the appointment of Ken Shenkman as CFO.

2. On May 13, 2004 the company entered into a non binding letter of intent to purchase 100% of Candyland Warehouse, Inc., a privately held Florida company, pending proper due diligence. In July, 2004 management opted to not execute the merger.



NOTE 3- Stockholders' Equity

During the year ended 2003, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The Company valued these shares $.001, or par value, and recognized $200 in non-caseh based stock compensation. These shares were issued prior to any sales of the Company's common stock.

In 2003 the company sold 1,426,000 of its common stock at $.05 for gross proceeds of $71,300.

NOTE 4- GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2004, the Company incurred net losses of $7,478 and had negative cash flows from operations in the amount of $7,478. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The auditor's report on these financial statements did not contain an explanatory paragrpah due to the fact that the report was issued in excess of one year from the end of the reporting period.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September, 2005 th Board of Directors voted to change accounting firms from Baum & Co. to Sherb & Co. LLP. There were no disagreements with the former accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons


    Name           Age             Position           Year first Became
                                                     Director or Officer
--------------- ---------- ------------------------ --------------------
Brian Shenkman      37        President,Secretary,         2002
                              Treasurer

Kenneth Shekman     41       Chief Financial Officer       2003


a. Brian Shenkman will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms. Mr. Shenkman will dedicate nearly 75% of his time towards the business of W-CANDY, Inc., which also include, but not limited to, accounting and financial reporting. Brian Shenkman, from 1992 to 2003 has served as the president of Mickey Shanks Inc. Mr. Shenkman is the owner of Mickey Shanks. Mickey Shanks consists of the sale of candy and confection products, primarily Icee brand soft drinks, at fairs and festivals on the east coast of the United States. Mickey Shanks Inc. has several managers that now take care of the day to day operations during its season of operation which spans from March through September.

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

b. Kenneth Shenkman served as Vice President for Genesis Technology Group, Inc, (OTC:BB) from 2000 through 2002 when he joined Candyland Warehouse, Inc. At Candyland he is responsible for all technology and accounting related issues. At W-Candy, he is responsible for all in-house accounting, as well as development and marketing of the Company's web site.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.


     Name and Address                             No. Of Shares     Nature of           Percentage Owned
                                                                    Ownership
     Paul Prager                                       100,000        Direct               6.15%
     7069 Haviland Circle, Boynton
     Beach FL 33437

     Kalb & Peck Private client trust II               100,000        Direct               6.15%
     5728 LBJ Freeway, suite 400,
     Dallas, TX 75240
     Laurie Peck
     Stuart Kalb as both trustee and
     beneficiaries

     Monahan Consulting, Inc                           200,000        Direct               12.3%
     Kevin Monahan
     9343 Sun Pointe Dr. Boynton Beach
     FL 33437

     Leslie Siegel                                     100,000        Direct               6.15%
     19575 Island Court Dr., Boca
     Raton, FL 33434

     Lenny Sokolow                                     100,000        Direct               6.15%
     2458 Provence Court, Weston, FL
     33327

     Brian Shenkman                                  3,000,000       Indirect              67.0%
     6921 69th Way
     West Palm Beach, FL 33407 (1)

     Kenneth Shenkman                                   20,000        Direct               1.23%
     5576 Muirfield Village Circle
     Lake Worrth, FL 33463


a.       All officers and directors as group 3,020,000

b. (1) In the event that our President, Brian Shenkman, converts his 1,000,000 shares of convertible preferred stock it would be converted into 3,000,000 shares of common stock. This would result in Mr. Shenkman owning 67% of the outstanding shares of the Company and therefore would be the only beneficial owner of W-Candy common stock.

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


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

ITEM 13.  EXHIBITS.

(a) Exhibits. The following exhibits are attached to this Report

Exhibit No.       Description

    31.1          Certification of our Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2          Certification of our Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1          Certification of our Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2          Certification of our Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8K None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by our principal accounting firm, Baum & Co. for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

                   2004          2003
               -----------    -----------
Audit           $ 5,000       $ 4,950
fees

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 15,2006                     W-Candy, Inc.


                                    BY:  /s/Brian Shenkman
                                         ------------------------
                                         Brian Shenkman
                                         President, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 30,2006.


         SIGNATURE                          TITLE

/s/ Brian Shenkman              President, Secretary, Treasurer

/s/ Kenneth Shenkman            Chief Financial Officer