Form 10QSB
period 2005-03-31
W CANDY INC
filed 2006-06-20
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2005


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT

              For the transition period from ________ to __________


              Commission file number:________


                                  W Candy, Inc
                               ------------------
        (Exact name of small business issuer as specified in its charter)


               Florida                               56-2301903
            ------------------                      ------------------
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


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 9, 2006, there were 1,626,000 shares of the small business issuer's common stock outstanding.

References in this report to "W-Candy", "we", "us","our" and "the Company" are to W-Candy, Inc., a Florida corporation.


            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

         Balance Sheet
           March 31, 2005 (Unaudited)..........................................4


         Statements of Operations (Unaudited)
           From October 22, 2002 (inception) through March 31, 2005 and for the Three  Months Ended March 31, 2005 and 2004.................5

         Statements of Cash Flows (Unaudited)
           From October 22, 2002 (inception) through March 31, 2005 and for the Three Months Ended March 31, 2005 and 2004 .................6

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

      Item 4 - Submission of Matters to a Vote of Security Holders............11

      Item 5 - Other Information..............................................11

      Item 6 - Exhibits.......................................................11

      Signatures..............................................................11

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:

    Cash                                                             $   28,062
                                                                    ------------

        Total Assets                                                 $   28,062
                                                                    ============


                   STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized,
        issued and outstanding                                       $    1,000

    Common stock ($.001 Par Value;10,000,000 shares authorized;
      1,626,000 shares issued and outstanding)                            1,626

    Additional paid-in capital                                           73,874
    Accumulated Deficit during development stage                        (48,438)
                                                                     -----------

        Total Stockholders' Equity                                       28,062
                                                                     -----------

        Total Liabilities and Stockholders' Equity                    $  28,062
                                                                     ===========



           See accompanying notes to unaudited financial statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                            For             For                For
                            the             the             the Period
                           Three           Three                From
                           Months          Months         October 22, 2002
                           ending          ending           (Inception)
                          March 31,       March 31,           Through
                           2005             2004           March 31,2005

Revenue                 $        -       $       -         $         -
                       -------------   --------------  ------------------

Expenses                         -           5,558               48,438
                       -------------   --------------  ------------------

Net Income (Loss)       $        -       $  (5,558)        $    (48,438)
                       =============   ==============  ==================

Net Income per
weighted average        $    (0.00)      $   (0.00)        $      (0.03)
shares                 =============   ==============  ==================


Weighted average         1,626,000       1,626,000            1,564,462
of shares              =============   ==============  ==================



           See accompanying notes to unaudited financial statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the              For the                 For the Period
                                           Three Months Ended    Three Months Ended             From
                                             March 31, 2005       March 31, 2004          October 22, 2002
                                                                                             (Inception)
                                                                                                Through
                                                                                             March 31, 2005
Cash Flows from operations:
    Net income (loss)                           $          -            $    (5,558)          $      (48,438)
                                           -------------------    --------------------    ---------------------

Common stock issued for services                           -                      -                      200
                                           -------------------    --------------------    --------------------

Net cash used in operations                               -                ( 5,558)                 (48,238)
                                           -------------------    --------------------    ---------------------


Cash flows from financing activities:


  Preferred stock issued to founder:                       -                      -                    5,000

  Issuance of common stock :                               -                      -                   71,300
                                           -------------------    --------------------    ---------------------
  Net Cash Provided by Financing
  Activities :                                             -                      -                   76,300
                                           -------------------    --------------------    ---------------------


Net increase in cash                                       -                 (5,558)                 28,062

Cash  beginning of year                               28,062                 35,540                        -
                                           -------------------    --------------------    ---------------------

Cash  end of period                             $     28,062            $    29,982             $     28,062
                                           ==================      ===================    =====================



           See accompanying notes to unaudited financial statements

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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005, there is no concentration of credit risk from uninsured bank balances.

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



Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation


W-Candy was established for the purpose of creating a national candy and confections wholesale distributorship. The Company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well as via the World Wide Web. Currently we have purchased a domain name at www.w-candy.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational
 e-commerce website is constructed.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.



Item 3.    Controls and Procedures

      In the quarter ended March 31, 2005, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


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

(Registrant)

Date:    June 20, 2006                   /s/ Brian Shenkman
                                         ------------------
                                         Brian Shenkman, President, CEO


Date:    June 20, 2006                 /s/ Ken Shenkman
                                        ----------------
                                        Ken Shenkman, CFO