Form 10QSB
period 2005-06-30
W CANDY INC
filed 2006-06-20
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2005


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

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

                    Balance Sheet
                      June 30, 2005 (Unaudited)................................4


                    Statement of Operations (Unaudited)
                      From inception through June 30, 2005 and
                      for the Six Months Ended June 30, 2005 and 2004...... ...5

                    Statement of Cash Flows (Unaudited)
                      From inception through June 30, 2005 and
                      for the Six Months Ended June 30, 2005 and 2004...... ...6

                    Notes to Unaudited Financial Statements..................7-9


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

      Item 4 - Submission of Matters to a Vote of Security Holders............11

      Item 5 - Other Information..............................................11

      Item 6 - Exhibits.......................................................11

      Signatures..............................................................11

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30,2005
                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:

        Cash                                                         $   27,610
                                                                    ------------

        Total Assets                                                 $   27,610
                                                                    ============


                              STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized,
        issued and outstanding                                       $    1,000

    Common stock ($.001 Par Value;10,000,000 shares authorized;
       1,626,000 shares issued and outstanding)                           1,626

    Additional paid-in capital                                           73,874
    Accumulated Deficit during development stage                        (48,890)
                                                                     -----------

        Total Stockholders' Equity                                       27,610
                                                                     -----------

        Total Liabilities and Stockholders' Equity                    $  27,610
                                                                     ===========



           See accompanying notes to unaudited financial statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                           For the        For the          For the          For the         For the Period
                             Six            Six             Three           Three               From
                            months         months           Months          Months           October 22,
                            ending         ending           ending          ending              2002
                           June 30,        June 30,         June 30,        June 30,        (Inception)
                             2005           2004             2005            2004             Through
                                                                                            June 30,2005

Revenue                    $      -        $      -         $      -        $      -          $       -
                         -----------    ------------     -------------   --------------  ------------------

Expenses                        452           6,478              452             920             48,890
                         -----------    ------------     -------------   --------------  ------------------

Net Income (Loss)          $   (452)      $  (6,478)        $   (452)       $   (920)         $ (48,890)
                         ===========    ============     =============   ==============  ==================

Net Income per
weighted average           $  (0.00)      $   (0.00)        $  (0.00)       $  (0.00)         $   (0.03)
                         ===========    ============     =============   ==============  ==================

Weighted average
of shares                 1,626,000       1,626,000        1,626,000       1,626,000          1,564,462
                         ===========    ============     =============   ==============  ==================





           See accompanying notes to unaudited financial statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For the                 For the              For the Period
                                          Six Months Ended         Six Months Ended             From
                                            June 30, 2005           June 30, 2004           October 22, 2002
                                                                                              (Inception)
                                                                                                Through
                                                                                             June 30, 2005
Cash Flows from operations:
    Net income (loss)                           $       (452)            $   (6,478)          $   (48,890)
                                           -------------------    --------------------    ---------------------

Common stock issued for services                           -                      -                   200
                                           -------------------    --------------------    --------------------

Net cash used in operations                            (452)                (6,478)              (48,690)
                                           -------------------    --------------------    ---------------------


Cash flows from financing activities:


  Preferred stock issued to founder:                       -                      -                 5,000

  Issuance of common stock :                               -                      -                71,300
                                           -------------------    --------------------    ---------------------

  Net Cash Provided by Financing
  Activities :                                             -                      -                76,300
                                           -------------------    --------------------    ---------------------


Net increase in cash                                   (452)                 (6,478)               27,610

Cash  beginning of year                              28,062                  35,540                     -
                                           -------------------    --------------------    ---------------------

Cash  end of period                             $    27,610           $      29,062             $  27,610
                                           ==================      ===================    =====================



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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005, there is no concentration of credit risk from uninsured bank balances.

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



Item 3.    Controls and Procedures

      In the quarter ended June 30, 2005, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


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