Form 10KSB
period 2005-12-31
W CANDY INC
filed 2006-06-20
CIK 1213902

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2005

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
                (Title of class)               (Amount)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|


Revenue for the fiscal year ended December 31, 2005 is $0.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.

No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.


The number of shares outstanding of each of the registrants classes of common stock as of December 31, 2005 was 1,626,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2005

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................18

Signatures....................................................................19

Item 1.  Description of Business

W-Candy, Inc,("W-Candy") was incorporated in October, 2002 in the state of Florida. W-Candy ("The Company"), was established for the purpose of creating a national candy and confections wholesale distributorship. The
Company is concentrating its efforts on tapping into the growing candy and confections marketplace. Our goal is to develop distribution channels utilizing traditional formats as well as via the World Wide Web. Initially we expect to operate utilizing traditional cash and carry distribution channels. Our President has experience operating in this capacity. Currently there are a large and increasing number of retailers who carry an assortment of candy and confection items. However the market is littered with distributors, representing a fragmented industry and an opportunity for the company.

The Company will begin operations by launching an online wholesale web site within the first few months of active operations. Ultimately our goal is to develop on online forum for the distribution of candy and confections. We plan to develop a website where individuals can purchase candy in an online marketplace. Currently we do not have operations, a website or revenue sources. We purchased the domain name for our website, which is www.w-candy.com and entered in a contract with a web hosting service provider. We have developed an initial home page for our visitors until an e commerce website is constructed.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters

(A)  Market Information
     Our common stock is not traded on any exchange. Our goal is to eventually seek listing on the OTCBB or another exchange in the near future. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

     Holders
     As of December 31, 2005 there were approximately 32 holders of record of our common stock

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

Item 3. Management Discussion and Analysis or Plan of Operation

        W-CANDY, Inc.'s business goal is to become actively engaged in providing a national candy and confections wholesale distributorship mainly via the internet. Currently we have purchased a domain name called www.w-candy.com. We have also entered into a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e commerce website is constructed. The company is currently in the process of establishing relationships with candy suppliers. This process includes setting up accounts, establishing credit and price levels and selecting product for sale. Products and suppliers are being selected based on the variety, quality and pricing of the products. Many types of popular candy items, such as gummi bears, are available via a number of different manufacturers, each with different styles, tastes, prices and quality. In addition to the standard items that most distributors make available, management's goal is to build the business by selling a set of products that fill specific niches. Three of these niches are as follows:

         Nostalgia Candy: A recurring trend in the candy and confectionary industry currently is that of nostalgic candy. Candies thatwere first manufactured as far back as the 1920s are once again popular, as baby boomers introduce these products to their families. Items such as Necco Wafers, Charleston Chews, and Sen Sen are experiencing large sales growth as this trend continues. W-Candy management intends to focus a large amount of its product selection with this trend in mind, and have already contacted manufacturers and brokers who specialize in these products.

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

         Sugar Free & Low Carb Candy: The recent popularity of sugar-free and low carbohydrate diets has significantly increased the amount of sugar-free products that are offered and sold. Although the "low carb craze" has certainly seen a decline, with sales of low carbohydrate and sugar free foods dropping, these items are still selling at much greater rate then they had in the past. More and more consumers are simply cutting back on the amount of sugar they ingest on a regular basis. In addition, newly developed sugar substitutes have allowed manufactures to become more creative in the products they can produce. These factors have prompted candy manufacturers to continue to develop an ever-growing array of sugar-free items. At the same time, many of the distributorships that focus solely on these items are experiencing financial difficulty. By offering a wide array of these products, along with a large selection of "sugared" items, the Company intends to be a one stop shop for many customers.

     The first step of our marketing plan is develop a web site, utilizing our domain at www.w-candy.com. By utilizing a web site as our initial marketing tool, we hope to derive the following benefits:

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

         Until such time that we develop our e-commerce website, and begin to bring in product for sale, we will not have revenues from our operations. There is no assurance that we will be successful in selling candy and confections on our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

Item 7.  Financial Statements


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W-Candy, Inc.
Boca Raton, Florida

     We have audited the accompanying balance sheet of W-Candy, Inc. as of December 31, 2005, and the related statements of operations,changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the
financial  statements.   An  audit  also  includes  assessing  the accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W-Candy, Inc. as of December 31, 2005 and the results of its operations and its cash flow for the years ending December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and is primarily involved in the development of a wholesale candy business. There is no assurance that the activities that the Company is involved in will generate suffecient funds that will be available for operations. The Company's history of losses and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outsome of this uncertainty.




                                                   /s/ Sherb& Co., LLP
                                                   Certified Public Accountants
Boca Raton, Florida
June 12, 2006

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2005

                                     ASSETS

Current Assets

     Cash                                                              $ 25,110
                                                                      ----------

     Total Assets                                                      $ 25,110
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities

        Accrued Accounting Expenses:                                   $ 13,500
        Accrued Legal Expensese                                             155
                                                                      ----------

        Total Current Liabilities                                        13,655
                                                                       =========


Stockholders' Equity
        Preferred Stock, $ .001 par value, authorized, issued          $  1,000
        and outstanding 1,000,000

        Common  Stock, $.001 par value, authorized 10,000,000             1,626
        issued and outstanding 1,626,000

Additional paid in capital                                               73,874
Accumulated deficit during development stage                            (65,045)
                                                                      ----------

Total Stockholders' Equity                                                11,455
                                                                      ----------

Total Liabilities & Stockholders' Equity                                 $25,110
                                                                       =========

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                     For the Years Ended
                                         December 31, 2005  December 31, 2004    October 22, 2002
                                                                                   (Inception) to
                                                                                   December 31 2005
                                                                                    (unaudited)

Revenue                                      $       -         $      -           $       -
                                       ------------------ ------------------ -----------------------
Expenses                                         16,607             7,478             65,045
                                       ------------------ ------------------ -----------------------
Net loss                                     $  (16,607)         $ (7,478)         $ (65,045)
                                       ================== ================== =======================
Net income per weighted average shares
    -basic & diluted                         $    (0.01)         $  (0.01)        $    (0.04)
                                       ================== ================== =======================
Weighted average of shares
    -basic & diluted                          1,626,000         1,626,000          1,564,462
                                       ================== ================== =======================


                 See accompanying notes to financial statements.
                                      -10-

                                  W CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
        For the Period October 22, 2002 (Inception) to December 31, 2005

                     Common        Preferred        Common     Preferred     Additional     Deficit        Total Stock
                  Stock Shares   Stock Shares    Stock Amount    Stock         Paid in     Development       Holders
                                                                Amount         Capital        Stage          Equity
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Beginning
Balance October
22, 2002
(Inception)                -        $         -     $        -       $     -        $     -        $    -     $       -
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
preferred stock
to founder at
$.005 per share            -          1,000,000              -         1,000          4,000             -         5,000
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
common stock
for services         200,000                  -            200             -              -             -           200
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Issuance of
common stock
for cash           1,426,000                  -          1,426             -         69,874             -        71,300
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------

Net loss
December 2003              -                  -             -              -             -       (40,960)       (40,960)
-----------------  ------------- ---------------- -------------  ------------- -------------- -------------- -------------
Balance
December 31,
2003               1,626,000          1,000,000         1,626         1,000         73,874        (40,960)       35,540
----------------- ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Net loss
December 2004              -                  -              -             -              -        (7,478)       (7,478)
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Balance
December 31,
2004               1,626,000          1,000,000          1,626         1,000         73,874       (48,438)       28,062
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------

Net loss
December 2005              -                  -              -             -              -       (16,607)      (16,607)
------------------ ------------- ---------------- ------------- ------------- -------------- -------------- -------------
Balance
December 31,
2005                1,626,000          1,000,000      $   1,626     $   1,000        $73,874     $ (65,045)     $ 11,455
================== ============= ================ ============= ============= ============== ============== ==============

                 See accompanying notes to financial statements.
                                      -11-

                                  W CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
   For the Period Commencing October 22, 2002 (Inception) to December 31, 2005



                                            2005                 2004          October 22, 2002
                                                                               (Inception) to
                                                                               December 31, 2005
                                                                                  (unaudited)
                                       ------------------   ----------------  -------------------
Cash Flows from operations:
    Net loss                            $        (16,607)    $      ( 7,478)       $    (65,045)
                                       ------------------   ----------------  -------------------

Adjustment to reconcile net loss to
net cash used  in operations:

Changes in operating assets
& liabilities

    Increase in accrued liabilities               13,655                 -               13,655

Common stock issued for services                       -                 -                  200
                                       ------------------   ----------------  -------------------
Net cash used in operations                      (2,952)           ( 7,478)             (51,190)
                                       ------------------   ----------------  -------------------
Cash flows from financing activities:
  Preferred stock issued to founder                    -                 -                5,000
  Issuance of common stock                             -                 -               71,300
                                       ------------------   ----------------  -------------------
Net cash provided by financing
activities:                                            -                 -               76,300
                                       ------------------   ----------------  -------------------

Net increase (decrease) in cash                   (2,952)           ( 7,478)             25,110

Cash  beginning                                   28,062            35,540                    -
                                       ------------------   ----------------  -------------------

Cash  ending                            $         25,110     $      28,062         $     25,110
                                       ==================   ================= ====================

Supplemental Cash information:

Cash Paid for Interest                  $             -      $          -          $          -
                                       ------------------   ----------------  -------------------
Cash Paid for Taxes                     $              -     $          -          $          -
                                       ------------------   ----------------  -------------------





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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2005, there is no concentration of credit risk from uninsured bank balances.

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


Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                      2005      October 22, 2002
                                                                (Inception) to
                                                                December 31 2005
                                                     --------   ----------------

Net operating loss carryforward                    $  17,000      $ 65,000
                                                   ---------      ----------


Deferred tax asset                                    25,025        6,545,
Valuation allowance                                  (25,025)      (6,545)
                                                   ----------     ----------


Net Deferred tax asset                         $          --      $    --
                                                =============     =========



Net operating loss carryforwards totaled approximately 65,000 at December 31, 2005. The net operating loss carryforwards will begin to expire in the year 2018 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2005 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal Statutory Rate to income tax expense for the period December 31, 2005:


                                                      2005      October 22, 2002
                                                                (Inception) to
                                                                December 31 2005
                                                     --------   ----------------

Tax expense (benefit) at Federal rate (35%)     $     (5,950)     $  (22,750)

State income tax, net of Federal benefit               ( 595)     $  ( 2,275)

Change in valuation allowance                           6545          25,025
                                                    ---------

Net income tax (benefit) allowance                $      --      $       --
                                                 =============     =========


Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.


NOTE 2- Stockholders' Equity

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

NOTE 3- GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2005, the Company incurred net losses of $16,607 and had negative cash flows from operations in the amount of $2,952. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The auditor's report on these financial statements did not contain an explanatory paragrpah due to the fact that the report was issued in excess of one year from the end of the reporting period.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September,2005 the Board of Directors voted to change accounting firms from Baum & Co. to Sherb & Co. LLP. There were no disagreements with the former accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons


    Name           Age             Position           Year first Became
                                                     Director or Officer
- --------------- ---------- ------------------------ --------------------
Brian Shenkman      37        President,Secretary,         2002
                              Treasurer

Kenneth Shekman     41       Chief Financial Officer       2003


a. Brian Shenkman will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms. Mr. Shenkman will dedicate nearly 75% of his time towards the business of W-CANDY, Inc., which also include, but not limited to, accounting and financial reporting. Brian Shenkman, from 1992 to 2006 has served as the president of Mickey Shanks Inc. Mr. Shenkman is the owner of Mickey Shanks. Mickey Shanks consists of the sale of candy and confection products, primarily Icee brand soft drinks, at fairs and festivals on the east coast of the United States. Mickey Shanks Inc. has several managers that now take care of the day to day operations during its season of operation which spans from March through September.

         Mr. Shenkman is also a co-owner of Candyland Warehouse, Inc., a retail candy operation for the past 9 years. Candyland Warehouse also participates in the sale of retail candy and confections through fairs along the east coast, such as Mickey Shanks, but also maintains a retail store for the holiday months of November through February in Malls. Since both operations are retail, they do not create any direct or indirect conflicts of interest to W-candy, in fact both Mickey Shanks and Candyland Warehouse may purchase products from W-candy. However, no discussions have yet taken place.

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

    32.1          Certification of our Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2          Certification of our Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8K None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES




     The aggregate fees billed by our principal accounting firm, Sherb & Co., LLP for fees billed for fiscal years ended December 31, 2005 and 2004 are as follows:

                   2005          2004
               -----------    -----------
Audit           $ 9,500        $ 5,000
fees

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 20,2006                     W-Candy, Inc.


                                    BY:  /s/Brian Shenkman
                                         ------------------------
                                         Brian Shenkman
                                         President, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2006.


         SIGNATURE                          TITLE

/s/ Brian Shenkman              President, Secretary, Treasurer

/s/ Kenneth Shenkman            Chief Financial Officer