Form 10QSB
period 2006-03-31
W CANDY INC
filed 2006-06-22
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2006


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

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

         Balance Sheet
           March 31, 2006 (Unaudited)..........................................4


         Statements of Operations (Unaudited)
           From October 22, 2002 (inception) through March 31, 2006 and for the Three  Months Ended March 31, 2006 and 2005.................5

         Statements of Cash Flows (Unaudited)
           From October 22, 2002 (inception) through March 31, 2006 and for the Three Months Ended March 31, 2006 and 2005 .................6

         Notes to Unaudited Financial Statements.............................7-8


      Item 2 - Management's Discussion and Analysis or Plan of Operation.... 8-9

      Item 3 - Controls and Procedures.........................................9


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................10

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....10

      Item 3 - Default upon Senior Securities ................................10

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 5 - Other Information..............................................10

      Item 6 - Exhibits.......................................................10

      Signatures..............................................................10

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2006
                                   (UNAUDITED)



                                     ASSETS


Current Assets

     Cash                                                              $ 24,140
                                                                      ----------

     Total Assets                                                      $ 24,140
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities

        Accrued accounting expenses                                    $ 15,000
        Accrued legal expensese                                             155
                                                                      ----------

        Total Current Liabilities                                       15,155
                                                                       ---------


Stockholders' Equity
        Preferred Stock, $ .001 par value, authorized, issued             1,000
        and outstanding 1,000,000

        Common  Stock, $.001 par value, authorized 10,000,000             1,626
        issued and outstanding 1,626,000

Additional paid in capital                                               73,874
Accumulated deficit during development stage                            (67,515)
                                                                      ----------

Total Stockholders' Equity                                                8,985
                                                                      ----------

Total Liabilities & Stockholders' Equity                               $ 24,140
                                                                       =========



           See accompanying notes to unaudited financial statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                            For             For                For
                            the             the             the Period
                           Three           Three                From
                           Months          Months         October 22, 2002
                           ending          ending           (Inception)
                          March 31,       March 31,           Through
                           2006             2005           March 31,2006

Revenue                 $        -       $       -         $         -
                       -------------   --------------  ------------------

Expenses                      2470               -               67,515
                       -------------   --------------  ------------------

Net Loss                $    (2470)       $      -        $      (67,515)
                       =============   ==============  ===================

Net Income per
weighted average        $    (0.00)      $   (0.00)        $       (0.04)
shares                 =============   ==============  ===================

Weighted average         1,626,000       1,626,000             1,564,462
of shares              =============   ==============  ===================



           See accompanying notes to unaudited  financial statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            For the            For the          For the Period
                                      Three Months Ended   Three Months Ended      From
                                         March 31, 2006      March 31, 2005     October 22, 2002
                                                                                 (Inception)
                                                                                   Through
                                                                                 March 31, 2006
                                       ------------------   ----------------  -------------------
Cash Flows from operations:
    Net loss                            $         (2,470)    $           -       $      (67,515)
                                       ------------------   ----------------  -------------------

Adjustment to reconcile net loss to
net cash used  in operations:

Changes in operating assets
and liabilities

    Increase in accrued liabilities                 1500                  -              15,155

Common stock issued for services                       -                 -                 200
                                       ------------------   ----------------  -------------------
Net cash used in operations                         (970)                -             (52,160)
                                       ------------------   ----------------  -------------------
Cash flows from financing activities:
  Preferred stock issued to founder                    -                 -                5,000
  Issuance of common stock                             -                 -               71,300
                                       ------------------   ----------------  -------------------
Net cash provided by financing
activities:                                            -                 -               76,300
                                       ------------------   ----------------  -------------------

Net increase (decrease) in cash                     (970)                 -               24,140

Cash  beginning                                   25,110            28,062                   -
                                       ------------------   ----------------  -------------------
Cash  ending                            $         24,140     $      28,062         $      24,140
                                       ==================   ================= ====================

Supplemental Cash information:

Cash Paid for Interest                  $             -      $          -          $          -
                                       ------------------   ----------------  -------------------
Cash Paid for Taxes                     $              -     $          -          $          -
                                       ------------------   ----------------  -------------------




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

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. When operations commence the Company will be directly responsible for its operational expenses


Basis of Accounting

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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, there is no concentration of credit risk from uninsured bank balances.

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



Item 3.    Controls and Procedures

      In the quarter ended March 31, 2006, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


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

(Registrant)

Date:    June 22, 2006                   /s/ Brian Shenkman
                                         ------------------
                                         Brian Shenkman, President, CEO


Date:    June 22, 2006                 /s/ Ken Shenkman
                                        ----------------
                                        Ken Shenkman, CFO