Form 10QSB
period 2006-09-30
W CANDY INC
filed 2006-11-07
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2006


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

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary

                                  W-CANDY, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED September, 2006



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 -  Financial Statements

            Balance Sheet
              September 30, 2006 (Unaudited)..................................4


             Statements of Operations (Unaudited)
                 From inception through September, 2006 and
                 for the Nine Months Ended September, 30, 2006 and 2005.......5

               Statements of Cash Flows (Unaudited)
                  From inception through September, 30, 2006 and
                  for the Nine Months Ended September, 30, 2006 and 2005.......6

                Notes to Unaudited Financial Statements......................7-9


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

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 5 - Other Information..............................................10

      Item 6 - Exhibits.......................................................10

      Signatures..............................................................10

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September, 30,2006
                                   (UNAUDITED)



                                     ASSETS


CURRENT ASSETS:

        Cash                                                         $    4,905
                                                                    ------------

        Total Assets                                                 $    4,905
                                                                    ============


                              STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 1,000,000 shares authorized,
        issued and outstanding                                       $    1,000

    Common stock ($.001 Par Value;10,000,000 shares authorized;
       1,626,000 shares issued and outstanding)                           1,626

    Additional paid-in capital                                           73,874
    Accumulated Deficit during development stage                        (71,595)
                                                                     -----------

        Total Stockholders' Equity                                        4,905
                                                                     -----------

        Total Liabilities and Stockholders' Equity                    $   4,905
                                                                     ===========



           See accompanying notes to unaudited financial statements

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                           For the        For the          For the          For the         For the Period
                             nine           nine            Three           Three               From
                            months         months           Months          Months           October 22,
                            ended          ended            ended           ended              2002
                          September 30,  September 30,    September 30,   September 30,       (Inception)
                             2006           2005             2006            2005             Through
                                                                                           September 30,2006

Revenue                    $      -        $      -         $      -        $      -          $       -
                         -----------    ------------     -------------   --------------  ------------------

Expenses                     6,550           2,952             1,781           5,558              71,595
                         -----------    ------------     -------------   --------------  ------------------

Net Loss                   $ (6,550)      $  (2,952)       $  (1,781)       $ (5,558)         $ (71,595)
                         ===========    ============     =============   ==============  ==================

Net Loss per share
Basic & Diluted            $  (0.00)      $   (0.00)        $  (0.00)       $  (0.00)         $   (0.05)
                         ===========    ============     =============   ==============  ==================

Weighted average
of shares
Basic & Diluted           1,626,000       1,626,000        1,626,000       1,626,000            1,594,898
                         ===========    ============     =============   ==============  ==================





           See accompanying notes to unaudited financial statements
                                      -5-

                                  W-CANDY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For the                 For the              For the Period
                                          Nine Months Ended         Nine Months Ended             From
                                           September 30, 2006        September30, 2005        October 22, 2002
                                                                                              (Inception)
                                                                                                Through
                                                                                            September 30, 2006
Cash Flows from operations:
    Net income (loss)                           $    (6,550)            $    (2,952)          $     (71,595)
                                           -------------------    --------------------    ---------------------
Adjustment to reconcile net loss to
net cash used  in operations:

Changes in operating assets
and liabilities

 Decrease in accrued liabilities                    (13,655)                  -                       -


Common stock issued for services                           -                    -                     200
                                           -------------------    --------------------    --------------------

Net cash used in operations                         (20,205)                (2,952)                (71,395)
                                           -------------------    --------------------    ---------------------


Cash flows from financing activities:


  Preferred stock issued to founder:                       -                      -                 5,000

  Issuance of common stock :                               -                      -                71,300
                                           -------------------    --------------------    ---------------------

  Net Cash Provided by Financing
  Activities :                                             -                      -                76,300
                                           -------------------    --------------------    ---------------------


Net increase (decrease) in cash                      (20,205)                 (2,952)               4,905

Cash  beginning of year                               25,110                  28,062                   -
                                           -------------------    --------------------    ---------------------

Cash  end of period                             $      4,905           $     25,110             $  4,905
                                           ==================      ===================    =====================



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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, there is no concentration of credit risk from uninsured bank balances.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.


In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

On February 16, 2006 the FASB issued FASB Statement No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No.133 and 140" ("FAS 15"). FAS 155 amends FASB Statement No.133,
"Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company is required to adopt FAS 155 as of July 1, 2007, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows

Income Tax

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



Item 3.    Controls and Procedures

      In the quarter ended September 30, 2006, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.


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

(Registrant)

Date:    November 7, 2006                   /s/ Brian Shenkman
                                            ------------------
                                            Brian Shenkman, President, CEO


Date:    November 7, 2006                 /s/ Ken Shenkman
                                          ----------------
                                          Ken Shenkman, CFO