Form 10KSB
period 2006-12-31
China Natural Health, Inc
filed 2007-03-21
CIK 1213902

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

| ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           CHINA NATURAL HEALTH, INC.
             (Exact name of registrant as specified in its charter)


    Florida                            333-103363               56-230193
------------------------------   --------------------    ----------------------
 (State of other jurisdiction         (Commission             (IRS Employer
     Of incorporation)                File Number)           Identification No.)



                              48 Dongfeng East Road
                           Kantai Building A Suite 702
                                Kunming, Yunnan,
                    People's Republic of China 650051       650051
                    ----------------------------------     ------
               (Address of principal executive offices)    (Zip Code)


              Registrant's telephone number, including area code:
                                  0871-3190005

                                       N/A
       -----------------------------------------------------------------

          (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |


Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

State issuer's revenues for most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

No market exists for the common equity of the Registrant: and therefore no aggregate market value can be determined

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 20, 2007, there were 6,626,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           CHINA NATURAL HEALTH, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
   Item 1.  Description of Business............................................5
      Subsequent Event.........................................................5
      The Acquisition..........................................................5
      Organizational Background and Structure of China Southern................5
      Products.................................................................7
      Patents and Trademarks...................................................7
      Manufacturing............................................................8
      Employees...............................................................10
      Sales & Marketing.......................................................10
      Industry................................................................11
      Competition.............................................................11
      Industry Regulation.....................................................12
   Item 2. Description of Property............................................12
   Item 3. Legal Proceedings..................................................14
   Item 4. Submission of Matters to a Vote of Security Holders................14
   Item 5. Market for Common Equity and Related Stockholder Matters and
   Small Business Issuer Purchases of Equity Securities.......................14
      Common Stock............................................................14
      Market Information......................................................14
      Holders.................................................................15
      Dividends...............................................................15
      Recent Sales of Unregistered Securities.................................15
   Item 6. Management Discussion and Analysis or Plan of Operation............15
      Plan of Operations......................................................16
      Risk Factors............................................................18
      Critical Accounting Policies............................................25
      Recent Issued Accounting Standards......................................28
      Forward Looking Statements..............................................28
   Item 7.  Financial Statements..............................................29
   Item 8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure.......................................................39
   Item 8A. Controls and Procedures...........................................40
   Item 8B.  Other Information................................................41
PART III
    Audit, Nominating and Compensation Committees.............................41
      Compliance with Section 16(a) of the
      Securities Exchange Act of 1934.........................................42
   Item 10. Executive Compensation............................................44
      Compensation prior to the Acquisition...................................44
      Director Compensation...................................................44
      Employment Agreements...................................................44
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........45
   Item 12. Certain Relationships and Related Transactions; and
      irector Independence....................................................45
   Item 13. Exhibits..........................................................46
   Item 14. Principal Accountant Fees and Services............................48

SIGNATURES....................................................................49

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to our ability to raise sufficient capital to finance our planned operations, market acceptance of our technology and product offerings, our ability to attract and retain key personnel, our ability to protect our intellectual property, and estimates of our cash expenditures for the next 12 to 36 months. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "should," "intends," "expects," "plans," "goals," "projects," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

         These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry's) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The "Risk Factors" section of this annual report sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.

         We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

                                     PART I

         As used in this Annual Report on Form 10-KSB, all references to the "Company," "we," "our" and "us" for the period prior to the Closing Date (as defined below) refer to W-Candy, and references to the "Company," "we," "our" and "us" for the period subsequent to the Closing Date (as defined below) refer to China Natural Health, Inc., a Florida corporation ("China Health"). Information regarding W-Candy, China Health, China Southern, Hero Pharmaceutical and the principal terms of the Acquisition are set forth below.

Item 1.  Description of Business.


Subsequent Event

         On February 13, 2007, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with China Southern and Mr. Yongkang Zhou, the Chief Executive Officer and sole stockholder of China Southern, pursuant to which the Company acquired on February 13, 2007 (the "Closing Date") all of the issued and outstanding capital stock of China Southern from Mr. Zhou in consideration for five million (5,000,000) shares of common stock, par value $0.001 per share, of the Company (the "Company Shares").

         Pursuant to the Purchase Agreement, on the Closing Date, the Company acquired all of the issued and outstanding capital stock of China Southern from Mr. Yongkang Zhou, the Chief Executive Officer and sole shareholder of China Southern, (the "Acquisition") in exchange for the Company Shares, thereby effecting a change of control of the Company and making China Southern a wholly-owned subsidiary of the Company.

         China Southern holds a 51% interest in Hero Pharmaceutical. Yunnan Nanyao Jiaoxiong Pharmaceutical Co., Ltd., a Chinese limited company of which Mr. Zhou is the sole member ("Yunnan Pharmaceutical"), holds the remaining 49% interest in Hero Pharmaceutical. As a result of the Acquisition, the Company directly owns 100% of China Southern, and through China Southern, indirectly owns a 51% interest in Hero Pharmaceutical. Mr. Zhou beneficially owns approximately 75.46% of the issued and outstanding common stock of W-Candy and, through his 100% ownership of Yunnan Pharmaceutical, retains his 49% interest in Hero Pharmaceutical.

         Immediately following the consummation of the Acquisition, W-Candy filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida thereby changing the Company's name to China Natural Health, Inc.

The Acquisition

         General. On February 13, 2007, the Company entered into the Purchase Agreement with China Southern and Mr. Yongkang Zhou, the Chief Executive Officer and sole stockholder of China Southern, pursuant to which the Company acquired on the Closing Date all of the issued and outstanding capital stock of China Southern from Mr. Zhou in consideration for the Company Shares. As a result of the Acquisition, the Company directly owns 100% of China Southern and, through China Southern, 51% of Hero Pharmaceutical. Also as a result of the Acquisition, Mr. Zhou beneficially owns approximately 75.46% of the issued and outstanding shares of common stock of the Company. Mr. Zhou owns 49% interest in Hero Pharmaceutical through Yunnan Pharmaceutical.

         Immediately following the consummation of the Acquisition, W-Candy changed its name to China Natural Health, Inc.

         The Company Shares issued to Mr. Zhou in connection with the Acquisition were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the "SEC") under the Securities Act or an applicable exemption from the registration statements promulgated thereunder.

         Other than those relationships discussed under "Certain Relationships and Related Transactions," there are no material relationships between the Company and China Southern, Hero Pharmaceutical, Yunnan Pharmaceutical, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

         Changes Resulting from the Acquisition. We intend to carry on China Southern's business as our sole line of business. Our executive offices are located at 48 Dongfeng East Rd, Kantai Building A, Suite 702, Kunming Yunnan, People's Republic of China 650051 and our telephone number is 0871-3190005

         The Acquisition and related transactions were approved by the holders of a requisite number of shares of W-Candy's capital stock by written consent. An Information Statement on Schedule 14f-1 was filed with the SEC on January 19, 2007 and mailed to all holders of the Company's issued and outstanding capital on or about January 31, 2007. A current report on Form 8-K regarding the Acquisition was filed with the SEC on February 14, 2007.

         Changes to Management and the Board of Directors. Upon the consummation of the Acquisition, Mr. Yongkang Zhou was appointed the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Ms. Lanzheng Du, the Chief Financial Officer and Director of China Southern, was appointed as the Company's Chief Financial Officer and as a Director of the Company's Board of Directors. Brian Shenkman, the W-Candy's Chief Executive Officer, President, Secretary Treasurer and Chairman, resigned. Kenneth Shenkman, W-Candy's Chief Financial Officer and Director, will remain with the Company as Vice President and Director.

         All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

         Accounting Treatment; Change of Control. The Acquisition was accounted for as a "reverse merger," since Mr. Zhou, the sole shareholder of China Southern, owns a majority of all of the issued and outstanding shares of common stock of the Company as a result of the Acquisition. China Southern is deemed to be the acquirer in the reverse merger. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the company. Further, as a result of the issuance of the Company Shares pursuant to the Acquisition, a change in control of the company occurred as of the date of consummation of the Acquisition. We continue to be a "small business issuer," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), following the Acquisition.

Organizational Background and Structure of China Southern


         On November 10, 2006, China Southern and Yunnan Pharmaceutical created Hero Pharmaceutical as a Sino-American joint venture. On November 18, 2006, China Southern and Yunnan Pharmaceutical entered into a joint venture agreement under which the total investment in Hero Pharmaceutical was $7.5 million. Yunnan Pharmaceutical contributed facilities, equipment and assets, totaling $3.68 million, to the business and operations of Hero Pharmaceutical. Following the Acquisition, China Southern holds a 51% majority ownership interest in Hero Pharmaceutical and Yunnan Pharmaceutical holds a 49% ownership interest.

         Mr. Yongkang Zhou is the sole member of Yunnan Pharmaceutical and as a result of the Acquisition beneficially owns approximately 75.46% of the Company's issued and outstanding common stock.


Hero Pharmaceutical

         Hero Pharmaceutical is located at 398 2nd Huan Xi Rd, Hi-Tech Plaza, Kunming, Yunnan Province 650106. Hero Pharmaceutical was established on November 10, 2006 with registered capital of $7.5 million (60.0 million RMB). Hero Pharmaceutical was established as a Sino-American joint venture by China Southern and Yunnan Pharmaceutical on November 10, 2006. China Southern holds a 51% ownership interest in Hero Pharmaceutical and Yunnan Pharmaceutical holds a 49% ownership interest in Hero Pharmaceutical.

         The Chinese central government issued new rules related to the Pharmaceutical industry in China. The State Drug Administration (SDA) was established in 1998 to supervise the pharmaceutical industry in China. SDA stipulated that all pharmaceutical manufacturers must meet Good Manufacturing Practice (GMP) standards and obtain GMP certification before June 30, 2004. This deadline was subsequently extended to December 31, 2005.

            In an effort to satisfy the new regulations, the company diverted significantly all of its resources to construct a new facility in accordance with the new GMP standards. The company completed construction of a new facility in October, 2004. The company received GMP certification for the new facility in December 2004. Prior to completion of the new facility and official GMP Certification was granted, business operations were halted from October 2004 through January, 2005.

            Furthermore due to the disruption of business operations and activities, the company had limited cash reserves at February, 2005. As a result the company had difficulty resuming operations after passing GMP standards. Yunnan Pharmaceutical secured $2,935,716 of investment capital in September, 2005.

Yunnan Pharmaceutical

         Yunnan Pharmaceutical is a privately owned enterprise engaged in the production, distribution and development of health-care and biological products. The company was established on January 11, 1995 with registered capital $6.56 MM (54 MM RMB). Yunnan Pharmaceutical is located in Kunming of the Yunnan Province. In December, 2004 Yunnan Pharmaceutical was awarded a Good Manufacturing Practice (GMP) certificate by the Yunnan Provincial Food & Drug Administration. On January 10, 2005, the health-care food products of Yunnan Pharmaceutical were awarded the GMP certificate by the Food & Drug Administration of Yunnan Province. Yunnan Pharmaceutical intends to focus 100% of its resources in the new entity Hero Pharmaceutical.

Products

         Initially, Hero Pharmaceutical will introduce three different product lines

        o        Sheng Hua Hong Hei Pilule;
        o        Gu Feng Ning Capsule; and
        o        Mei Yue Fu

Sheng Hua Hong Hei Powder

         Sheng Hua Hong Hei Powder is an herbal based medicinal application. The Sheng Hua Hong Hei medical application was developed approximately 600 years ago during the Ming Dynasty in the Central Yunnan. Sheng Hua Hong Hei has been employed as a form of eastern medicine in China since the Ming Dynasty. Variations of Sheng Hua Hong Hei have been applied as a treatment for various ailments of the digestive system, the respiratory system and the urinary tract.

Yunnan Pharmaceutical has developed an application in powder form. In June 2002 Sheng Hua Hong Hei Powder received national drug approval (No. Z53020409) in June 2002. This approval allows Yunnan Pharmaceutical to manufacture and distribute the product in this form. This license does not expire.

Gu Feng Ning Capsule

         Gu Feng Ning is an herbal based medicinal application. Gu Feng Ning was developed in the late 1600's by Yang Chengchu during the Qing dynasty. Variations of Gu Feng Ning have been employed as a treatment for rheumatism, rheumatoid arthritis and sciatica.

         Yunnan Pharmaceutical has developed an application in capsule form. The Gu Feng Ning Capsule received national drug approval (No. Z20026229) in Nov 2002. This approval allows Yunnan Pharmaceutical to manufacture and distribute the product in this form. This license does not expire.

         This product has also been listed in the China national medical insurance catalog, which provides a listing of drugs which are covered by various insurance programs in China.

Mei Yue Fu

         Mei Yue Fu is an herbal based medical application which was developed during the Qing Dynasty approximately 300 years ago. Hero Pharmaceutical has developed a line of products utilizing Mei Yue Fu as the principle foundation. Currently Hero Pharmaceutical has three variations of the Mei Yue Fu principle; Mei Yue Fu freckle removing cream, Mei Yue Fu granule, and Mei Yue Fu aloe capsule. The Mei Yue Fu line of products is geared to the young to middle aged customer group.

         Mei Yue Fu freckle removing cream

         Mei Yue Fu freckle removing cream is an external use cosmetic product. Yunnan Pharmaceutical obtained its manufacturing and distribution approval from Ministry of Health P.R.C. on February 17, 2005 [Approval document No.: Wei Zhuang Te Zi (2005) No. 0238]. Mei Yue Fu freckle removing cream effectively targets dark spots, freckles, and dullness to improve skin.

         Mei Yue Fu granule

         Mei Yue Fu granule is a sugar free natural health care beverage product. Yunnan Pharmaceutical obtained its manufacturing and distribution approval from the Kunming Ministry of Health, Yunnan Province on September 25, 2002 [Approval document No.: Kun Wei Shi Zheng Zi [2002] No. 03-0198]. Mei Yue Fu granule has the effect of enriching blood, nourishing the liver and kidneys, expelling pathogenics, eliminating freckles.

         Mei Yue Fu aloe capsule is natural health care product. Yunnan Pharmaceutical obtained its manufacturing and distribution approval from the Ministry of Health P.R.C. on September 20, 2002 [Approval document No.: Kun Wei Shi Zheng Zi [2002] No. 04-63]. Mei Yue Fu aloe capsule is made from natural ingredients and improves the flow of blood, and is marketed as a means to delay the effects of aging.

         In November 1999, the Mei Yue Fu products obtained the first prize of the "Top Ten Brands of Zhejiang". Moreover, the product was awarded as the first prize in the Chinese market commodity quality investigation in 2000; and the famous brand of Yunnan Province.

         Mei Yue Fu granule was recognized by Kunming Tourism Administration as "The Recommended Product of Kunming Tourism Bureau" in Nov 1999. Management of Hero Pharmaceutical estimates the majority of revenues (approximately 75%) will be derived from the Mei Yue Fu line of products. The initial goal of the company is for the Mei Yue Fu line to seize a 30% share of the market in Eastern China, including Shandong and Zhejiang Province. The initial goal of the company is for the Mei Yue Fu line is to seize a 20% market share of Fujian and Guangdong Province. The market volume in China has exceeded RMB50 billion Yuan and more than 70% market is at the developed areas, including Beijing, Shanghai, Zhejiang Province, Fujian Province, Guangdong Province and Yunnan Province.

Patents and Trademarks

         Our products are protected by the following patents in China:

-------------------------------------- ---------------- ---------------- --------------- -----------------------------
            Design Patent                 Designer       Patent Number    Application              Patentee
                                                                            Date (1)

-------------------------------------- ---------------- ---------------- --------------- -----------------------------
 "Sheng Hua Hong Hei Powder" package   Jinkun Li        ZL98 3 28224.2   12/1/1998       Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------
 "Mei Fu" package                      Jinkun Li        ZL98 3 28223.4   12/1/1998       Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------
Mei Fu Bath Bag                        Songjun Xu       ZL99 2 31787.8   6/2/1999        Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------
"Mei Fu"  Medicine package             Wen Lin          ZL99 3 36712.7   10/12/1999      Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------
Package                                Songjun Xu       ZL00 3 17894.3   6/9/2000        Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------
"Mei Yue Fu" Package                   Danming Chen     ZL03 3 39351.6   5/26/2004       Yunnan Pharmaceutical (2)
-------------------------------------- ---------------- ---------------- --------------- -----------------------------


Notes:
        (1)  The above patent rights have 10 year protect term.

        (2) Yunnan Shenghua Nanyao Pharmaceutical Co. officially changed its name to Yunnan Nanyao Pharmaceutical Co., Ltd., on January 14, 1999; which then changed its name to Yunnan Nanyao Jiaoxiong Pharmaceutical Co., Ltd. ("Yunnan Pharmaceutical") on September 30, 2005. Yunnan Pharmaceutical holds a 49% interest in Hero Pharmaceutical.

     We have not applied for patent protection for the above-listed patents in any country other than the China, although we anticipate doing so if and when any Chinese patents are issued.


Manufacturing

         The manufacturing facility of Hero Pharmaceutical is located in the Bio-pharmaceutical Park, Dali Hi-tech Industry Development Zone, Yunnan Province. The total investment for the manufacturing facility was approximately $1.71 MM (13.70 MM RMB). The total space of this facility is 155,870 sq. ft. including offices, manufacturing facilities, packaging rooms and warehouses.

Employees

         Hero Pharmaceutical currently has 116 full-time employees,

         Administration and human resources     3
         Accounting                             9
         Investment                             4
         Legal                                  8
         Sales and marketing                   57
         Customer service                       8
         Research and Development               5
         Manufacturing and warehouse           22
         ----------------------------------------
         Total                                116

         Forty-eight of the 116 employees are located in China Southern's Jiangsu satellite office, 10 are located in the Sichuan Province and the remaining 58 employees operate in the Company's Yunnan headquarters.

Sales & Marketing

         Hero Pharmaceutical intends to distribute its products mainly through pharmacies and beauty salons. Hero Pharmaceutical will utilize various sales channels, such as distributors, direct sellers and franchisees. Presently no client represents greater than 10% of the company's revenues.

         Hero Pharmaceutical has a total of 57 salespersons; 11 salespersons operate from their Kunming headquarters; 40 operate in a satellite office in Jiangsu Province and 6 salespersons operate in a satellite office in the Sichuan Province. These salespeople are full time employees of Hero Pharma. Salespeople are compensated with salary and commission. Salespeople earn commissions ranging from 15% - 30% of the net profit margins. Salespersons operate from the main headquarters in Kunming and cover Southeast China. Hero Pharmaceutical operates satellite offices in the Jiangsu Province and the Sichuan Province.

Industry

         At present, there are in excess of 6,400 enterprises operating in the healthcare food and beauty product industry within China. The annual production capacity is approximately $6 billion. The industry is fragmented with the largest companies controlling only a marginal share of the market, and smaller companies account for approximately 30% of the industry participants. The global market capacity in the healthcare product industry is approximately $200 billion.

         Although the State Food and Drug Administration (SFDA) authorized provincial drug administrations to accelerate GMP examination in 2002, approximately 3,800 of the previous 6,400 pharmaceutical manufacturers met GMP regulations as of July 1, 2005.

         China completed Good Manufacturing Practice (GMP) certification on all the drug manufacturers present in China in July 2004. Manufacturers had been required to modify their facilities according to the GMP standards before passing inspections. At the end of 2005, more than 5,000 Chinese drug manufacturers had obtained their Chinese GMP certificates. Although the GMP certification had eliminated a number of small-sized manufacturers, the overall production capacity of Chinese pharmaceutical companies has risen dramatically as the result of GMP modification. This aroused concerns about excess production capacity.

Competition

         The primary participants in the industry are Taitai Pharmaceutical Co Ltd. and Shanghai Jiaoda Onlly Co. Ltd. Taitai Pharmaceutical Co Ltd., based in Shenzhen, specializes in traditional Chinese medicines in the form of oral liquid, tablets, capsules, granule and hormone tablets. The oral liquid of Taitai Pharmaceutical Co Ltd. has been the market share leader since it was first presented in 1993.

         Shanghai Jiaoda Onlly Co. Ltd. is engaged the manufacturing of two types of products; Microbiological medicines and concentrated traditional Chinese medicines. Microbiological medicines are traditional Chinese medicines which have been enhanced by modern biological innovations. Concentrated traditional Chinese medicines involve the production of essential herbal remedies containing particularly processed and mixed contents of vegetables used for cooking and medicine. Both products were honored among the high-tech industrialized programs (the Torch Program) of Shanghai City and selected as the official medicines of the Chinese sports delegation.

         Mei Yue Fu products compete with a variety of brands on the market which include global and domestic health care products. Hero Pharmaceutical believes it offers a competitive advantage over its competition due to its natural ingredients, quality and distribution channel.

         Pan Long Yun Hai Pharmaceutical Co., Ltd. Paidu Yangyan Capsule is health care medicine and the target customers are middle age females. The Paidu Yangyan Capsule has been in market for more than 10 years, and the product is in a mature market stage and has a stable customer group.

         Tong Ren Tang Pharmaceutical Co. Ltd based in Beijing, China and their major products are Zhong Cao Yao natural beauty products. "Zhong Cao Yao" is considered a famous brand in the China health care and cosmetic market. Their skin whitening cosmetic products compete with Mei Yue Fu freckle removing cream.

Industry Regulation

         The State Drug Administration (SDA) was established in 1998 to supervise the pharmaceutical industry in China. SDA stipulated that all pharmaceutical manufacturers must meet GMP standards and obtain GMP certification before June 30, 2004. This deadline was extended to December 31, 2005.

         SDA developed guidelines for the following products (deadlines):

        o        biological products and blood products (Dec. 31,1999);
        o        powders for injection and infusion (Dec. 31, 2000);
        o        injectables (Dec. 31, 2002);
        o        all products (June 30, 2004).

         In April 2003, SDA was renamed the State Food and Drug Administration
(SFDA).

         GMP examination regulation effective Oct. 1, 2005 specifies that SFDA is responsible for establishing GMP examination standards for compliance. Applicants should submit a GMP application form; a production license; a self-examination of manufacturing and management; an organization chart; the curriculum vitae of the company leader and subleaders; all forms and drug lists of the company; new drug certificates and drug-production standards; a company layout and description of the environments; a brief description of manufacturing workshops and air-cleaning systems; the process chart for the GMP application; validation for key processes, equipment, water systems, and air-cleaning systems; verification of the apparatuses and instruments; document lists of manufacturing management and quality management; and fire safety and environment protection certificates.

         A newly established company must submit the batch production records of its products, in addition to the above documentation. Drug administrations provide a technology review within 20 days of receiving the application. If additional documents must be submitted, the authorities will request the company to submit them all at once within two months. If the documents are not received, then the application is terminated.

         The authorities will set the on-site examination procedure within 20 days for those meeting all technology requirements. The inspection team will consist of three inspectors, selected at random from the national GMP inspector database. SFDA will make a decision within 40 days after receiving the on-site examination report. The Provincial Drug Administration makes a decision in the specified time after receiving the on-site examination report and then submits it to SFDA. SFDA then will issue a notice for those eligible companies to obtain GMP certification if there is no objection within 10 days. GMP certification then will be granted and will be valid for five years. Manufacturers should resubmit a GMP application six months before their current GMP certification expires.

Item 2. Description of Property.

         Hero Pharmaceutical operates from the Dali Hi-tech Industry Development Zone in the Yunnan Province. Hero Pharmaceutical owns this 155,870 sq. ft. facility, including offices, manufacturing facilities, packaging rooms and warehouses.

         Hero Pharmaceutical also operates satellite offices in the Jiangsu Province and the Sichuan Province. The location in the Jiangsu Province is approximately 4,068 sq. ft. of office space located at 1 Gongjiao Shangmao Building, Suite 2001, 255 Huaihai W Rd, Xuzhou, Jiangsu 221006. Hero Pharmaceutical has a lease to operate the space from August 10, 2006 to August 10, 2007 for an annual rent of $12,500. In this location Hero Pharmaceutical has 48 employees, 40 salespersons and 8 employees in administration.

         The location in the Sichuan Province is approximately 1,200 sq. ft. of office space located at 12 Golden Coast Building, Unit 62, Tian Xian Qiao, Chendu Sichuan 610041. Hero Pharmaceutical has a lease to operate the space from November 15, 2006 to November 15, 2007 for an annual rent of $2,550. In this location Hero Pharmaceutical has 10 employees, 6 salespersons and 4 employees in administration.


Item 3. Legal Proceedings.

We are not aware of any pending legal proceedings against us.


Item 4. Submission of Matters to a Vote of Security Holders.

            The Acquisition and related transactions were approved by the holders of a requisite number of shares of W-Candy's capital stock by written consent. An Information Statement on Schedule 14f-1 was filed with the SEC on January 19, 2007 and mailed to all holders of the Company's issued and outstanding capital on or about January 31, 2007.


Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes for issuance 200,000,000 shares of common stock, 6,626,000 of which are currently issued and outstanding as of March 20, 2007. The holders of the Company's common stock are entitled to one vote per share. The common stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of common stock.

Market Information

         Our common stock is not traded on any exchange. Our goal is to eventually seek listing on the OTCBB or another exchange in the near future. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Holders

         As of March 20, 2007, there were approximately 33 holders of record of our common stock.

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

         The Company Shares issued to Mr. Zhou in connection with the Acquisition were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration with the SEC under the Securities Act or an applicable exemption from the registration statements promulgated thereunder.



Item 6. Management's Discussion and Analysis or Plan of Operation.

         The information set forth and discussed in this Management's Discussion and Analysis or Plan of Operation is derived from the Financial Statements of Yunnan Pharmaceutical and the related notes thereto which are included as exhibits to this annual report. The following information and discussion should be read in conjunction with such Financial Statements and notes thereto. Additionally, this Management's Discussion and Analysis or Plan of Operation constitutes forward-looking statements. We encourage you to review our "Cautionary Note Regarding Forward- Looking Statements" at the front of this annual report, and our "Risk Factors" set forth above.

         As used in this MD&A and throughout this Annual Report on Form 10-KSB, all references to the "Company," "we," "our" and "us" for the period prior to the Closing Date (as defined below) refer to W-Candy, and references to the "Company," "we," "our" and "us" for the period subsequent to the Closing Date (as defined below) refer to China Natural Health, Inc., a Florida corporation ("China Health"). Information regarding W-Candy, China Health, China Southern, Hero Pharmaceutical and the principal terms of the Acquisition are set forth below.

Overview

         W-Candy, Inc. was incorporated in the state of Florida in October 2002. W-Candy was established for the purpose of creating a national candy and confections wholesale distributorship.

         On February 13, 2007, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with China Southern and Mr. Yongkang Zhou, the Chief Executive Officer and sole stockholder of China Southern, pursuant to which the Company acquired on February 13, 2007 (the "Closing Date") all of the issued and outstanding capital stock of China Southern from Mr. Zhou in consideration for five million (5,000,000) shares of common stock, par value $0.001 per share, of the Company (the "Company Shares").

         Pursuant to the Purchase Agreement, on the Closing Date, the Company acquired all of the issued and outstanding capital stock of China Southern from Mr. Yongkang Zhou, the Chief Executive Officer and sole shareholder of China Southern, (the "Acquisition") in exchange for the Company Shares, thereby effecting a change of control of the Company and making China Southern a wholly-owned subsidiary of the Company.

         Immediately following the consummation of the Acquisition, W-Candy filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida thereby changing the Company's name to China Natural Health, Inc.

         Since the consummation of the Acquisition, we have been conducting China Southern's business as our sole line of business. Our executive offices are located at 48 Dongfeng East Rd, Kantai Building A, Suite 702, Kunming Yunnan, People's Republic of China 650051, and our telephone number is 0871-3190005.


                               PLAN OF OPERATIONS

         China Southern was incorporated in the state of Florida on February 10, 2006. The primary operations of China Southern are conducted through its 51% owned subsidiary, Hero Pharmaceutical. Hero Pharmaceutical is a development stage company which plans to manufacture and distribute a line of all natural health products. Hero Pharmaceutical's plan of operations is to manufacture and distribute natural health products based on various forms of herbal-based eastern medicinal applications which have been employed to treat a wide variety of ailments in China for centuries. Hero Pharmaceutical anticipates distributing these products in Southwest and Eastern China, including Yunnan Province, Guizhou Province, Sichuan Province, Chongxin City, Shandong Province and Zhejiang Province.

         Hero Pharmaceutical was established as a Sino-American 51%/49% joint venture by China Southern and Yunnan Pharmaceutical in November 2006. This structure could potentially afford Hero Pharmaceutical certain tax credits available to similarly structured entities in China. The tax benefits include the waiver of corporate income tax for the first two years of operation, and a reduced rate of 16% (approximately half the usual corporate tax) for the next 3 years of operation.

         Initially, Hero Pharmaceutical intends on introducing three product lines based on the following eastern medicines: Sheng Hua Hong Hei, Gu Feng Ning, and Mei Yue Fu. Hero Pharmaceutical intends to manufacture and distribute these products developed by Yunnan Pharmaceutical to pharmacies and beauty salons by utilizing various sales channels, such as distributors, direct sellers and franchisees.

         The three intended products lines are:

        o Sheng Hua Hong Hei -- An herbal based medicinal application developed approximately 600 years ago during the Ming Dynasty in the Central Yunnan. Variations of Sheng Hua Hong Hei have been applied as a treatment for various ailments of the digestive system, the respiratory system and the urinary tract. Yunnan Pharmaceutical has developed an application in powder form.

        o Gu Feng Ning -- an herbal based medicinal application developed in the late 1600's by Yang Chengchu during the Qing dynasty. Variations of Gu Feng Ning have been employed as a treatment for rheumatism, rheumatoid arthritis and sciatica. Yunnan Pharmaceutical has developed an application in capsule form.

        o Mei Yue Fu -- an herbal based medical application which was developed during the Qing Dynasty approximately 300 years ago. Yunnan Pharmaceutical has developed a line of products utilizing Mei Yue Fu as the principle foundation. Currently, the Yunnan Pharmaceutical offers three variations of the Mei Yue Fu principle; Mei Yue Fu freckle removing cream, Mei Yue Fu granule, and Mei Yue Fu aloe capsule. The Mei Yue Fu line of products is geared to the young to middle aged female consumer group.

         The manufacturing facility is located in the Dali Industry Development Zone of the Yunnan Province. The facility consists of 155,870 sq. ft. of space including offices, manufacturing facilities, packaging rooms and warehouses. The Company operates satellite offices in the Jiangsu Province and the Sichuan Province.

Liquidity and Cash Flows

         At December 31, 2006, we had $4,578 cash on hand and an accumulated deficit of $78,422. During the year ended December 31, 2006, we incurred net losses of $13,377 and had negative cash flows from operations in the amount of $20,532. Although we are currently attempting to increase sales, our growth, to date, has been unable to support our daily operations, thereby causing our auditors to express their doubt of the Company to continue as a "going concern." We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to generate increased revenue, it may be necessary for us to significantly reduce expenses or raise additional capital to stay in business. Although we believe the additional capital we will require will be provided through increased revenue, we cannot assure you that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing would impair our ability to stay in business.

                                  RISK FACTORS


We will have to generate revenue or raise capital in the near future to continue operations.

         At December 31, 2006, we had $4,578 cash on hand and an accumulated deficit of $78,422. During the year ended December 31, 2006, we incurred net losses of $13,377 and had negative cash flows from operations in the amount of $20,532. Although we are currently attempting to increase sales, our growth, to date, has been unable to support our daily operations, thereby causing our auditors to express their doubt of the Company to continue as a "going concern." We will need to generate additional revenue, cut expenses and/or raise capital within the first half of 2007 to support our projected increases in staffing and other operating expenses, the success of which cannot be assured. Our failure to generate sufficient revenue, reduce expenses and/or obtain necessary financing would impair our ability to stay in business. See "Liquidity and Cash Flows" above.


We are a development stage company with a limited operating history

         We are in the development stage and our operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of our success must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. We have had no product revenues to date, have operated at a loss since inception, and will likely sustain operating losses for an indeterminate time period. There can be no assurance that we will ever generate material revenues or that we will ever be profitable.

Certain agreements to which we are a party and which are material to our operations lack various legal protections that are customarily contained in similar contracts prepared in the United States. This could result in adverse consequences to our business operations in the future.

            Our operations are based in the People's Republic of China ("China" or "PRC"), our operating subsidiaries are Chinese companies and all of our business and operations are conducted in China. We are a party to certain material contracts, including supply contracts, purchase contracts and the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot provide assurances that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our Company.

Our revenues are dependent on the economic stability of the People's People of China.

         Currently, the Company's revenues are primarily derived from the sale of line of health and beauty product offerings to customers in the Peoples Republic of China. Although, the Company hopes to expand its operations to countries outside China, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of China could have a material adverse effect on the Company's financial condition.


Our competitors have greater resources than us which could cause our business plan to fail.

         At present, there are in excess of 6,400 enterprises operating in the healthcare food and beauty product industry within China. The annual production capacity is approximately $6 billion. The industry is fragmented with the largest companies controlling only a marginal share of the market, and smaller companies account for approximately 30% of the industry participants. The global market capacity in the healthcare product industry is approximately $200 billion.

         In addition to competing with other manufacturers of health and beauty product offerings in China, the Company competes with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These U.S. companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

We cannot assure you that the current Chinese policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in China.

            Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o the Chinese government will continue its pursuit of economic reform policies;
o the economic policies, even if pursued, will be successful; o economic policies will not be significantly altered from time to time; and o business operations in China will not become subject to the risk of nationalization.

         Even if the Chinese government continues its policies of economic reform, we may be unable to take advantage of these opportunities in a fashion that will provide financial benefit to our Company. Our inability to sustain our operations in China at current levels could result in a significant reduction in our revenues that would result in escalating losses and liquidity concerns

         China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Given our material reliance on our operations in the PRC, any failure on our part to continue to take advance of the growth in the Chinese economy will have a material adverse effect on our results of operations and liquidity in future periods.


Changes in the foreign exchange rate could adversely affect our profitability.

         The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Adverse changes in China's laws regarding U.S. ownership of Chinese businesses would harm our business.

         Currently, China is in a period of growth and is openly promoting business development in order to bring more business into China. Additionally, China allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by China's government, the Company's ability to operate Hero Pharmaceutical could be materially adversely affected.


Our patents are registered only in China. We may not be able to protect important intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

         We currently hold six Chinese patents regarding the design packaging for our health care and beauty products. We presently have no patent protection for outside of China. While we believe that we have a proprietary position for our products, we believe that our ability to be successful will be contingent on our ability to protect our patents and designs, future developments and know-how. There can be no assurance, however, that these patents will provide substantial protection of our products and packaging or that their validity will not be challenged. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.


We have only developed three products which have had limited sales. The failure of any of such products to achieve market acceptance would result in our having to raise additional funds for research and development for new products.

         Since our incorporation, we have been involved in the research and development of only three products: Sheng Hua Hong Hei Pilule; Gu Feng Ning Capsule and Mei Yue Fu. To date, we have achieved limited sales of these products and they have yet to achieve market acceptance. Unless we are able to successfully market any of these products, we will need to raise additional funds to engage in the research and development of new products. We may be unable to raise additional funds on terms acceptable to us, if at all. We have a limited operating history and will continue to incur costs in launching our products.

We may not be able to grow at a rapid pace.

         There is no established demand for our health care and beauty products and we may be unable to create such a demand. We can not predict whether or not our products will gain acceptance by customers, doctors, and other health and beauty professionals. In the event we are unable to create such acceptance, we will be unable to achieve significant revenues and may have to raise additional funds for research and development of additional products.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

         Upon the consummation of the Acquisition, our directors and executive officers beneficially own approximately 75.76% of our issued and outstanding Common Stock. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

The loss of our executive officers and certain other key personnel could hurt our business.

         Our success wholly depends upon the personal efforts and abilities of our officers: Yongkang Zhou, our Chief Executive Officer and Chairman, Lanzheng Du, our Chief Financial Officer and Director, and Kenneth Shenkman, our Vice President and Director. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.


We may not be able to hire and retain qualified personnel.

         Competition for qualified personnel in the healthcare industry is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract qualified personnel could harm the proposed growth of our business. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such notices in the future as we seek to hire qualified personnel and such notices may result in material litigation and related disruption to our operations.


Currently, there is no liquid trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive for your shares.

         There is currently no liquid trading market for our Common Stock. Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act, and any other applicable federal or state securities laws or regulations. Although we anticipate applying for approval to have trades in our common stock quoted on the OTC Bulletin Board, we cannot assure you that a liquid market for our common stock will ever develop.

Our common stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

         Our Common Stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).

         These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

         Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended June 30, 2007.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We may need to raise additional capital in the future, but that capital may not be available.

          We believe that we have sufficient capital to carry out our proposed business objectives and operate as a going concern. However, we cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to justify the expense of our operations. If we require additional financing in the future, such financing may not be available or, if available, may not be available on satisfactory terms. Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth of credit extended than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

         If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities.

         The OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. These limitations may be impediments to our quotation on the OTCBB. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

         Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

         As holders of our Securities, you will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends to you as holders of the Securities. The board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

We cannot predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ from those estimates. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: recognition of revenue, expensing of software development costs and income taxes.

Development Stage Company

We are a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to establish a new business, and our planned principal operations have not yet commenced. We have not generated any material revenues throughout our history and our ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

Inventory

Inventory, consisting of raw materials related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.


Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required. As of September 30, 2006, the Company recorded allowance for doubtful accounts of $1,013,855.


Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Foreign Currencies

Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive gain or loss.

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the Company are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented due to fluctuations between the Chinese dollar ("RMB") and the United States dollar. The cumulative translation adjustment and the effect of exchange rates on cash for the nine month period ending September 30, 2006 and 2005 represented a gain of $37,686 and represented a loss of $40,216 respectively.

On July 21, 2005, the central government of China allowed the Chinese dollar or RMB to fluctuate, ending its decade-old valuation peg to the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.


Comprehensive Income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of members' equity, except those due to investments by members, changes in members' equity and distributions to members. For the Company, comprehensive income for the nine month period ended September 30, 2006 included net income and foreign currency translation adjustments.


Recent Issued Accounting Standards

    On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

     On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.


     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our financial statements.

Forward Looking Statements

     We may from time to time make "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this discussion, the words, "estimate", and "project", "anticipate" and similar expressions are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof.


Item 7.  Financial Statements.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Natural Health, Inc. (formerly known as W-Candy, Inc.)
Kunming, Yunnan,
People's Republic of China


            We have audited the accompanying balance sheet of China Natural Health, Inc. (formerly known as W-Candy, Inc.) (A Development Stage Company) as of December 31, 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Natural Health, Inc. (formerly known as W-Candy, Inc.)(A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flow for the years ending December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and is primarily involved in the development of a wholesale candy business. There is no assurance that the activities that the Company is involved in will generate sufficient funds that will be available for operations. The Company's history of losses and limited funding raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Sherb& Co., LLP
Certified Public Accountants
Boca Raton,Florida
March 12, 2007

                           China Natural Health, Inc.
                        (formerly known as W-CANDY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2006


                                     ASSETS

Current Assets

     Cash                                                              $  4,578
                                                                      ----------

     Total Assets                                                      $  4,578
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current Liabilities

         Accrued Accounting Expenses                                   $  6,500
                                                                       ---------

         Total  Current Liabilities                                       6,500
                                                                       ---------



Stockholders' Equity
        Preferred Stock, $ .001 par value, 25,000,000 authorized,
        issued and outstanding 1,000,000                                  1,000


        Common  Stock, $.001 par value, 10,000,000 authorized,            1,626
        issued and outstanding 1,626,000

Additional paid in capital                                               73,874
Accumulated deficit during development stage                            (78,422)
                                                                      ----------

Total Stockholders' Deficit                                              (1,922)
                                                                      ----------

Total Liabilities & Stockholders' Deficit                               $ 4,578
                                                                       =========


                See accompanying notes to financial statements.

                           China Natural Health, Inc.
                        (formerly known as W-CANDY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                         December 31, 2006  December 31, 2005     October 22, 2002
                                                                                   (Inception) to
                                                                                   December 31 2006
                                                                                   (unaudited)

Revenue                                      $       -         $       -           $         -
                                       ------------------ ------------------ -----------------------
Expenses                                        13,377             16,607               78,422
                                       ------------------ ------------------ -----------------------
Net loss                                     $ (13,377)         $ (16,607)         $   (78,422)
                                       ================== ================== =======================
Net income per weighted average shares
    -basic & diluted                         $   (0.01)         $   (0.01)         $     (0.05)
                                       ================== ================== =======================
Weighted average of shares
    -basic & diluted                         1,626,000          1,626,000            1,564,462
                                       ================== ================== =======================


                 See accompanying notes to financial statements.

                           China Natural Health, Inc.
                        (formerly known as W-CANDY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Period October 22, 2002 (Inception) to December 31, 2006


                       Common          Preferred          Common            Preferred      Additional   Accumulated     Total Stock
                    Stock Shares     Stock Shares       Stock Amount           Stock          Paid in     Deficit         Holders
                                                                               Amount         Capital                      Deficit
Beginning Balance
October 22, 2002
(Inception)                  -                -          $         -          $       -      $       -    $        -  $         -

Issuance of
Preferred stock
to founder at
$.005-per share               -        1,000,000                   -              1,000          4,000            -         5,000

Issuance of
common stock
for cash             1,426,000                -               1,426                   -         69,874            -        71,300

Issuance of
common stock
for services           200,000                -                 200                   -              -            -           200

Net Loss from
inception through
December 31, 2002            -                -                   -                   -              -      (18,660)      (18,660)
                    ----------   --------------  ------------------  ------------------ -------------- -------------  ------------
Balance
December 31,
2002                 1,626,000        1,000,000               1,626               1,000         73,874      (18,660)       57,840

Net Loss
December 31, 2003            -                -                   -                   -              -      (22,300)      (22,300)
                    ----------   --------------  ------------------  ------------------ -------------- -------------  ------------
Balance
December 31,
2003                 1,626,000        1,000,000               1,626               1,000         73,874      (40,960)       35,540


Net loss
December 2004               -                  -                  -                   -              -       (7,478)       (7,478)
                    ----------   --------------  ------------------  ------------------ -------------- -------------  ------------

Balance
December 31,
2004                1,626,000          1,000,000              1,626               1,000         73,874      (48,438)       28,062


Net loss
December 31, 2005           -                  -                   -                   -              -      (16,607)      (16,607)

                    ----------   --------------  ------------------  ------------------ -------------- -------------  ------------

Balance
December 31,
2005                1,626,000          1,000,000          $   1,626           $   1,000        $73,874    $ (65,045)     $ 11,455

Net loss
December 31, 2006           -                  -                  -                   -              -      (13,377)       (13,377)
                   -----------    --------------  ------------------  ------------------ -------------- -------------  ------------


Balance
December 31,
2006                1,626,000          1,000,000           $   1,626          $   1,000        $73,874    $ (78,422)     $  (1,922)
                   ==========   ================  ================== =================== ============= =============  =============




                 See accompanying notes to financial statements
                                      -32-

                           China Natural Health, Inc.
                        (formerly known as W-CANDY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

        For the Period October 22, 2002 (Inception) to December 31, 2006

                                              For the Years Ended
                                            2006                 2005           October 22, 2002
                                                                                (Inception)
                                                                                to December 31
                                                                                    2006
                                                                                  (unaudited)
                                       ------------------   ----------------  -------------------
Cash Flows from operations:
    Net loss                            $       (13,377)      $   (16,607)        $     (78,422)

Changes in operating assets
& liabilities

Increase (Decrease) in
accrued liabilities                             (7,155)          13,655                    6,500

Common stock issued for services                      -                -                     200
                                       ------------------   ----------------  -------------------
Net cash used in operations                     (20,532)         ( 2,952)             (71,722)
                                       ------------------   ----------------  -------------------
Cash flows from financing activities:
  Preferred stock issued to founder                   -                -                5,000
  Issuance of common stock                            -                -               71,300
                                       ------------------   ----------------  -------------------
Net cash provided by financing
activities:                                           -                -               76,300
                                       ------------------   ----------------  -------------------

Net increase (decrease) in cash                 (20,532)          ( 2,952)             4,578

Cash at beginning of period                      25,110            28,062                  -
                                       ------------------   ----------------  -------------------

Cash at end of period                   $         4,578       $    25,110         $    4,578
                                       ==================   ================= ====================

Supplemental Cash information:

Cash Paid for Interest                  $             -      $          -          $        -
                                       ------------------   ----------------  -------------------
Cash Paid for Taxes                     $             -      $          -          $        -
                                       ------------------   ----------------  -------------------


                 See accompanying notes to financial statements.

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

China Natural Health, Inc. (formerly known as
W-Candy, Inc.) (the "Company") was organized under the laws of the State of Florida on October 22, 2002.

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

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006


Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2006, there is no concentration of credit risk from uninsured bank balances.


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

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006


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


Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                   December 31,  December 31,
                                                      2006          2005
                                                     --------   ----------------

Net operating loss carryforwards                   $  30,000      $ 25,000


Valuation allowance                                  (30,000)      (25,000)
                                                   ----------     ----------


Net Deferred tax asset                         $          --      $    --
                                                =============     =========

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006


Net operating loss carryforwards totaled approximately 78,000 at December 31, 2006. The net operating loss carryforwards will begin to expire in the year 2018 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2006 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal Statutory Rate to income tax expense for the period December 31, 2006:



                                                    December 31,  December 31,
                                                       2006           2005
                                                     --------   ----------------

Tax expense (benefit) at Federal rate (35%)     $     (4,600)     $   (5,800)

State income tax, net of Federal benefit               ( 400)     $   (  600)

Change in valuation allowance                           5,000          6,400
                                                    ---------     -------------

Net income tax (benefit) allowance                $      --      $       --
                                                 =============     =============


Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.


NOTE 2- Stockholders' Equity

In November 2002, 1,000,000 shares of Series A convertible Preferred Stock were issued to Brian Shenkman for $5,000. These shares convert at at 3:1 ratio into common stock. Thus, if Mr. Shenkman were to convert his shares, he would receive 3,000,000 shares of common stock.

During the year ended 2003, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The Company valued these shares $.001, or par value, and recognized $200 in non-cash based stock compensation. These shares were issued prior to any sales of the Company's common stock.

In 2003 the Company sold 1,426,000 of its common stock at $.05 for gross proceeds of $71,300.

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006


NOTE 3- GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2006, the Company incurred net losses of $13,377 and had negative cash flows from operations in the amount of $20,532. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.


NOTE 4- PREFERRED STOCK


On October 22, 2002, the Board of Directors authorized the designation and issuance of 1,000,0000 shares of Series A Convertible Preferred stock.
On November 6, 2006 the Company amended its Articles of Incorporation to increase the number of these Series A Convertible Preferred stock to 25,000,000. This preferred stock has the following features: (a) Conversion at a ratio of 1:3 into Common Stock, (b)Non- voting rights, (c) Senior to Common Stock, upon liquidation. In the event of liquidation, dissolution or winding up of the Company, holders of shares of the Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $0.01 per share up to maximum of $1,000. Outstanding shares of Series A Preferred Stock are not subject to redemption by the Company. The designation, number of, voting powers, designations, preferences, limitations, restrictions and relative rights of the Series A Preferred Stock may be amended by a resolution of the Board of Directors with the approval of the Series A Preferred shareholders. The Company issued 1,000,000 shares of the Series A Preferred Stock on October 22, 2002 to Brian Shenkman, its then CEO for $5,000 cash paid to the Company


Note 5  - EARNINGS (LOSS) PER SHARE

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2006 include the following:


        Convertible preferred stock     1,000,000 shares

                           China Natural Health, Inc.
                        (formerly known as W-Candy, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2006


NOTE 6 - SUBSEQUENT EVENT

On February 13, 2007, the Company entered into a Stock Purchase Agreement with China Southern and Mr. Yongkang Zhou, the Chief Executive Officer and sole stockholder of China Southern, pursuant to which the Company acquired all of the issued and outstanding capital stock of China Southern from Mr. Zhou in consideration for five million (5,000,000) shares of common stock of the Company.

Immediately following the consummation of the Acquisition, W-Candy changed its name to China Natural Health, Inc.

Effective upon the consummation of the Acquisition, Mr. Yongkang Zhou, the Chief Executive Officer and Chairman of China Southern, was appointed the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Ms. Lanzheng Du, the Chief Financial Officer and Director of China Southern, was be appointed as the Company's Chief Financial Officer and as a Director of the Company's Board of Directors. Brian Shenkman, the Company's current Chief Executive Officer, President, Secretary Treasurer and Chairman, resigned. Kenneth Shenkman, the Company's current Chief Financial Officer and Director, will remain with the Company as Vice President and Director.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on Form 8-K filed by the Company with the SEC on January 22, 2007, on February 3, 2005, W-Candy, Inc. (the Registrant") dismissed Baum & Co, P.A. ("Baum") as its independent accountants, effective immediately. Baum served as the Registrant's independent accountants during the period from October, 2002 to December 31, 2003 (the "engagement period").

During the engagement period, there were no disagreements with Baum on any matter of accounting practices or principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baum, would have caused them to make reference thereto in their report on the financial statements for such periods. Baum's reports on the financial statements of the Registrant for fiscal year 2003 and any subsequent interim period preceding the dismissal did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to financial statement disclosure, audit scope or procedure, or accounting principles or practices except that the report was modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that the Registrant would continue as a going concern.

The Registrant engaged the firm of Sherb & Co., LLP ("Sherb") as its independent accountants for the fiscal year ending December 1, 2004, upon approval on February 3, 2005 by the Company's Board of Directors.

Item 8A. Controls and Procedures.

         The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters; Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

         Upon the consummation of the Acquisition, Mr. Yongkang Zhou was appointed the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Ms. Lanzheng Du, the Chief Financial Officer and Director of China Southern, was appointed as the Company's Chief Financial Officer and as a Director of the Company's Board of Directors. Brian Shenkman, the Company's current Chief Executive Officer, President, Secretary Treasurer and Chairman, resigned. Kenneth Shenkman, the Company's current Chief Financial Officer and Director, will remain with the Company as Vice President and Director.

         All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

                         W-CANDY DIRECTORS AND OFFICERS


Name                 Age              Position                           Since
-------------------------------------------------------------------------------
Brian Shenkman        37           Chief Executive Officer,               2002
                                   President, Secretary,
                                   Treasurer and Chairman

Kenneth Shenkman     41            Chief Financial Officer,              2003
                                   Director

         Brian Shenkman served as the Company's President, Secretary, Treasurer and Chairman since October 2002 (inception). From April 1992 to present, Mr. Shenkman also serves as the President of Mickey Shanks Inc. Mr. Shenkman is the owner of Mickey Shanks. Mickey Shanks' business consists of selling candy and confection products, primarily Icee brand soft drinks, at fairs and festivals on the East Coast of the United States.

         Kenneth Shenkman served as the Company's Chief Financial Officer and Director since May 2004. Mr. Shenkman served as Vice President for Genesis Technology Group, Inc, (OTCBB: GTEC) from August 2001 through November, 2003 when he joined Candyland Warehouse, Inc. At Candyland, Kenneth is responsible for all technology and accounting-related issues. At W-Candy, he is responsible for all in-house accounting, as well as development and marketing of the Company's web site.

         There are no employee agreements that could prevent Brian Shenkman or Kenneth Shenkman in participating in other business ventures that may compete with W-Candy in a direct or indirect manner.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any current director, executive officer, promoter or control person of the Company during the past five years.



Audit, Nominating and Compensation Committees

         Our current Board of Directors does not have standing audit, nominating or compensation committees. Currently, we have two directors, no operations and only limited resources. Instead, the functions that might be delegated to such committees have been carried out by our director, to the extent required. Our current Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. The entire Board of Directors currently serves as the Company's audit committee as specified in Section 3(a)(58)(B) of the Exchange Act. We anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Financial Expert

         The Board of Directors has not designated any member to be a financial expert. We anticipate that our Board of Directors will seek a qualified financial expert to serve on the Board and audit committee.



                           NEW DIRECTORS AND OFFICERS

         Effective upon the consummation of the Acquisition, Mr. Yongkang Zhou was appointed the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Ms. Lanzheng Du was appointed as the Company's Chief Financial Officer and as a Director of the Company's Board of Directors.

         The following table sets forth the respective names, ages and positions of our additional directors and executive officers upon the consummation of the Acquisition, as well as the year that each of them commenced serving as a director with China Southern. All of the directors identified below would be elected to the Board of Directors immediately after the consummation of the Acquisition, until the next annual stockholders' meeting where directors are elected.

                                                                China Southern
Name and Position                                   Age          Director Since
-----------------------------------------      -------------  ------------------

Yongkang Zhou                                         38               2006
Chief Executive Officer, Chairman of the Board

Lanzheng Du                                           39               2006
Chief Financial Officer, Director



Biographies

     Yongkang Zhou has been serving as the Chief Executive Officer, Vice President and Chairman of China Southern since the company's formation in February 2006. Mr. Zhou has also been serving as the Chief Executive Officer and Chairman of China Southern Bio-Parma since September 2005. Mr. has been serving as the General Manager of Hero Pharmaceutical since November 2006. From November 1998 to September 2005, Mr. Zhou served as the Chairman and General Manager of Yunnan Pharmaceutical. Mr. Zhou founded Kunming Jiaoxiong Business Development Co. Ltd. in November 1993 and served as the company's President from 1993 to 1998. Mr. Zhou also served as the Assistant General Manager and Sales and Marketing Manager of Shenyang Feilong Company, Ltd., a health care product manufacturer, from August 1990 to January 1993. Mr. Zhou is certified pharmacist in China. Mr. Zhou was the recipient of the Well Known Enterprises by the central government of China in 2002 and 2004. Mr. Zhou graduated from Yunnan Normal University in 1990.

    Lanzheng Du has been serving as the Chief Financial Officer of China Southern since the company's formation in February 2006. From February 2004 to February 2006, Ms. Du served as the Accounting Manager of China Taiping Life Insurance Corp. From October 2002 to January 2004, Ms. Du was the Financial Manager of China Taiping Life Insurance Corp. From July 1990 to September 2002, Ms. Du was a general accountant of Yunnan Nongken Industrial Company, Ltd. Ms. Du graduated from Yunnan Normal University in 1990.


Involvement in Certain Legal Proceedings

     During the past five years no director or executive officer of the W-Candy, China Southern and its subsidiaries (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires a company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of such company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of such company's securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

         Our officers, directors and person who beneficially own more than 10% of our equity securities are not required to report their beneficial ownership of, and changes therein, our equity securities due to the fact that we do not have a class of equity securities registered under Section 12(b) or 12(g) of the Exchange Act.


Item 10. Executive Compensation.

Compensation prior to the Acquisition

         W-Candy has not paid any executive or director compensation since its inception in October 2002, nor are there any plans to accrue them, to date. Also, there are no stock option plans, retirement, pension or profit sharing plans for the benefit of our officers and directors or other information required to be disclosed under Item 401 of Regulation S-B.

         China Southern has not paid any executive or director compensation since its inception in February 2006, nor are there any plans to accrue them, to date. Also, there are no stock option plans, retirement, pension or profit sharing plans for the benefit of our officers and directors or other information required to be disclosed under Item 401 of Regulation S-B.

Director Compensation

         The Company currently does not pay any cash fees to directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006, no director expenses were reimbursed.

Employment Agreements

         As of the date of this annual report on Form 10-KSB, the Company does not have any employment agreements or consulting agreements with any of its officers and directors.

         Directors of are elected annually. Officers of are selected by the Board of Directors and serve at the pleasure of the Board.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the owner of more than 5% of the issued and outstanding Common Stock, (ii) each director, (iii) each "named executive officer," as that terms is defined in Regulation S-B promulgated by the SEC and (iv) all directors and executive officers as a group without naming them as of the Closing Date before the consummation of the Acquisition and after the consummation of the Acquisition. In general, "beneficial ownership" includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                            Amount and           Percentage of
                                                Nature             Outstanding
Name and Address                       of Beneficial Ownership   Shares Owned(1)
--------------------------------------------------------------------------------

Yongkang Zhou
c/o China Natural Health, Inc.
48 Dongfeng East Rd.
Kantai Building A, Suite 702
Kunming Yunnan, China  650051                 5,000,000              75.46%

Lanzheng Du
c/o China Natural Health, Inc.
48 Dongfeng East Rd.
Kantai Building A, Suite 702
Kunming Yunnan, China  650051                         0                  0%

Brian Shenkman                                3,000,000(2)           31.17%
9770 South Military Trail, B-7
Boynton Beach, Florida 33436


Kenneth Shenkman                                 20,000                   *

9770 South Military Trail, B-7
Boynton Beach, Florida 33436
..
All officers and directors as a group
without naming them (3 persons)               3,020,000              75.76%

* Less than 1%

(1) Based on 6,626,000 shares of Common Stock issued and outstanding as of March 16, 2007.
(2) Includes 3,000,000 shares of the Company's Common Stock issuable upon the conversion of 1,000,000 shares of Series A
         Preferred Stock issued to Mr. Shenkman in November 2002 for $5,000.

Item 12. Certain Relationships and Related Transactions; and Director Independence.


            Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2006 and since the beginning of the Company's last fiscal year, there were no transactions, nor are there any currently proposed transaction, in which the Company was or is to be a participant involving an amount exceeding the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company's total assets at year-end for the last three completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-B) had or will have a direct or indirect material interest.



     Director Independence. Upon the consummation of the Acquisition, Mr. Yongkang Zhou was appointed the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Ms. Lanzheng Du, the Chief Financial Officer and Director of China Southern, was appointed as the Company's Chief Financial Officer and as a Director of the Company's Board of Directors. Kenneth Shenkman, W-Candy's Chief Financial Officer and Director, was appointed as Company's as Vice President and Director. Brian Shenkman, the W-Candy's Chief Executive Officer, President, Secretary Treasurer and Chairman, resigned.

         By virtue of their employment with the Company, none of the current members of the Board of Directors are deemed to be independent.

 Item 13. Exhibits.



   Exhibit No.   Description
      2.1 (1)    Stock Purchase Agreement, date February 13, 2007, by and
                 between W-Candy, Inc., China Southern  Bio-Pharma, Inc.
                 and Yongkang Zhou

      3.1 (1) Certificate of Amendment to Articles of Incorporation of W-Candy, Inc., dated February 13, 2007

      3.2 (1)    Articles of Incorporation of China Southern Bio-Pharma, Inc.

     10.1 (1) Joint Venture Agreement, dated November 19, 2006, between Yunnan Nanyao Jiaoxiong Pharmaceutical
                 Co., Ltd. and China Southern Bio-Pharma, Inc.

     21.1 (1)    Subsidiaries of the Registrant

     31.1        Certification of our Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

     31.2        Certification of our Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1        Certification of our Chief Executive Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2        Certification of our Chief Financial Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2007 and incorporated by reference herein.


Item 14. Principal Accountant Fees and Services.

         Sherb & Co., LLP ("Sherb") served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2006 and has been appointed by the Board of Directors to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007.

Audit Fees

         The aggregate fees billed by Sherb for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $9,500 and $9,500 for fiscal years ended December 31, 2006 and 2005, respectively.

Tax Fees

         Sherb fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended December 31, 2006 and 2005.


All Other Fees


         Sherb fees billed for other products and services were $0 for the fiscal years ended December 31, 2006 and 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 20, 2007              CHINA NATURAL HEALTH, INC.
                                  By: /s/  YONGKANG ZHOU
                                  ------------------------------------
                                  Name: Yongkang Zhou
                                  Title: Chief Executive Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 20, 2007             /s/ YONGKANG ZHOU
                                 ---------------------------------------
                                 Yongkang Zhou
                                 President, Chief Executive Officer and
                                 Director
                                 (Principal Executive Officer)


Date: March 20, 2007               /s/ LANZHENG DU
                                  ---------------------------------------
                                   Lanzheng Du
                                   Chief Financial Officer and Director
                                   (Principal Financial Officer)


Date: March 20, 2007               /s/ KENNETH SHENKMAN
                                  ----------------------------------
                                   Kenneth Shenkman
                                   Vice President and Director

                                  Exhibit Index


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