Form 10QSB
period 2007-03-31
China Natural Health, Inc
filed 2007-07-10
CIK 1213902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2007


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT

              For the transition period from ________ to __________


              Commission file number:________


                                  China Natural Health, Inc
                               --------------------------
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

                                  561-364-7299
                           (Issuer's telephone number)


                          48 Dongfeng East Road, Kantai
                        Building A Suite 702, Kunming, Yunnan,
                     People's Republic of China 650051
               --------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 9, 2007, there were 1,626,000 shares of the small business issuer's common stock outstanding.

References in this report to "China Natural Health", "we", "us", "our" and "the Company" are to China Natural Health, Inc., a Florida corporation.


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "contemplate,"
"would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements regarding our business and forward looking statements

                           CHINA NATURAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2007



                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 -  Financial Statements

         Balance Sheet
           March 31, 2007 (Unaudited)..........................................4


         Statements of Operations (Unaudited)
           From inception(October 22, 2002)  through March 31, 2007 and for the Three  Months Ended March 31, 2007 and 2006.................5

         Statements of Cash Flows (Unaudited)
           From inception through March 31, 2007 and
           for the Three Months Ended March 31, 2007 and 2006 .................6

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

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 5 - Other Information..............................................10

      Item 6 - Exhibits.......................................................10

      Signatures..............................................................10

                           CHINA NATURAL HEALTH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2007
                                   (UNAUDITED)



                                     ASSETS


Current Assets

     Cash                                                              $  4,085
                                                                      ----------

     Total Assets                                                      $  4,085
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities

        Accrued accounting expenses                                     $ 6,500
                                                                      ----------

        Total Current Liabilities                                         6,500
                                                                       ---------


Stockholders' Deficit
        Preferred Stock, $ .001 par value, authorized, issued             1,000
        and outstanding 1,000,000

        Common  Stock, $.001 par value, authorized 10,000,000             1,626
        issued and outstanding 1,626,000

Additional paid in capital                                               73,874
Accumulated deficit during development stage                            (78,915)
                                                                      ----------

Total Stockholders' Deficit                                              (2,415)
                                                                      ----------

Total Liabilities & Stockholders' Deficit                               $  4,085
                                                                       =========



           See accompanying notes to unaudited financial statements

                            CHINA NATURAL HEALTH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                            For             For                For
                            the             the             the Period
                           Three           Three                From
                           Months          Months         October 22, 2002
                           ending          ending           (Inception)
                          March 31,       March 31,           Through
                           2007             2006           March 31,2007

Revenue                 $        -       $       -         $         -
                       -------------   --------------  ------------------

Expenses                       493           2,470               72,415
                       -------------   --------------  ------------------

Net Loss                $     (493)      $  (2,470)        $    (72,415)
                       =============   ==============  ===================

Net Income per
weighted average        $    (0.00)      $   (0.00)        $      (0.05)
shares                 =============   ==============  ===================

Weighted average         1,626,000       1,626,000            1,564,462
of shares              =============   ==============  ===================




           See accompanying notes to unaudited  financial statements
                                      -5-

                            CHINA NATURAL HEALTH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            For the            For the          For the Period
                                      Three Months Ended   Three Months Ended        From
                                         March 31, 2007      March 31, 2006     October 22, 2002
                                                                                 (Inception)
                                                                                   Through
                                                                                 March 31, 2007
                                       ------------------   ----------------  -------------------
Cash Flows from operations:
    Net loss                            $         (493)        $     (2,470)       $   (72,415)
                                       ------------------   ----------------  -------------------

Adjustment to reconcile net loss
to net cash used in operations:

Changes in operating assets
and liabilities

    Increase in accrued liabilities                    -             1,500                  -

Common stock issued for services                       -                 -                 200
                                       ------------------   ----------------  -------------------
Net cash used in operations                         (493)             (970)             (72,215)
                                       ------------------   ----------------  -------------------
Cash flows from financing activities:
  Preferred stock issued to founder                    -                 -                5,000
  Issuance of common stock                             -                 -               71,300
                                       ------------------   ----------------  -------------------
Net cash provided by financing
activities:                                            -                 -               76,300
                                       ------------------   ----------------  -------------------

Net increase (decrease) in cash                     (493)             (970)              (4,085)

Cash  beginning                       .             4,578            25,110                   -
                                       ------------------   ----------------  -------------------
Cash  ending                            $          4,085        $   24,140         $     4,085
                                       ==================   ================= ====================

Supplemental Cash information:

Cash Paid for Interest                  $             -      $          -          $          -
                                       ------------------   ----------------  -------------------
Cash Paid for Taxes                     $              -     $          -          $          -
                                       ------------------   ----------------  -------------------




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

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. When operation commence the Company will be directly responsible for its operational expenses.


Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles, in the United States.


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


Cash and Cash Equivalents

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, there is no concentration of credit risk from uninsured bank balances.

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

On February 16, 2006 the FASB issued FASB Statement No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No.133 and 140" ("FAS 15"). FAS 155 amends FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company is required to adopt FAS 155 as of July 1, 2007, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

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

Subsequent Events

As we previously disclosed in a Current Report on Form 8-K (File No.:
333-103363) filed with the SEC on February 14, 2007, on February 13, 2007, our company, a Florida corporation then known as W-Candy, Inc., or W-Candy, acquired 100% of China Southern Bio-Pharma, Inc., a Florida corporation, or China Southern, and its 51% subsidiary, Yunnan Hero Pharmaceutical Co., Ltd., a Chinese limited company, or Hero Pharmaceutical, pursuant to a stock purchase agreement, or Purchase Agreement, with China Southern's sole stockholder, Mr. Yongkang Zhou, in consideration for million (5,000,000) shares of our common stock. Following this acquisition, we changed our name to China Natural Health, Inc. and moved our executive offices to 48 Dongfeng East Road, Kantai Building A Suite 702, Kunming, Yunnan, People's Republic of China 650051 and telephone phone number to 0871-3190005.

As we later reported in a Current Report on Form 8-K (File No.: 333-103363) filed with the SEC on May 23, 2007, on April 20,2007, our Board of the Directors unanimously adopted and shareholders holding a majority of our common stock approved a resolution authorizing and approving a Mutual Termination Agreement, or Termination Agreement, pursuant to which the acquisition was rescinded.

Pursuant to the Termination Agreement, each party to the acquisition released and discharged the other from any and all claims, actions and liabilities arising from or in connection with the Purchase Agreement, the events leading up to and including the termination and rescission of the acquisition as well as any and all claims arising from the Termination Agreement.

The termination became effective on April 20, 2007, or the Effective Date. On the Effective Date, we relinquished all of our ownership interest in China Southern, which is now 100% owned by Mr. Zhou, and Mr. Zhou relinquished his ownership interest in our company. Also on the Effective Date, our Board of Directors re-appointed Brian Shenkman as our Chief Executive Officer, President, Secretary, Treasurer and Chairman, and Kenneth Shenkman as our Chief Financial Officer and Director. Mr. Zhou resigned as our Chief Executive Officer and Chairman of our Board of Directors and Ms. Lanzheng Du resigned as our Chief Financial Officer and as a Director of our Board of Directors.

On the Effective Date, we relocated our corporate offices to 9770 South Military Trail, B-7 Boynton Beach, Florida 33436 and changed our telephone number to (561) 364-7299.

On June 27, 2007, Brian Shenkman resigned as the Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors of the Company, effective immediately. On the same date, Mr. Kenneth Shenkman resigned as the Chief Financial Officer and a Director of the Board of Directors of the Company, effective immediately.

On June 27, 2007, Mr. Andrew Goldrich was appointed as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors of the Company, effective immediately.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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



Item 3.    Controls and Procedures


         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         (b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(Registrant)

Date:    July 10, 2007                   /s/ Andrew Goldrich
                                         ------------------
                                         Andrew Goldrich, President, CEO
                                         and Chief Financial Officer